Form 10KSB40
period 1996-10-31
ALL AMERICAN FOOD GROUP INC
filed 1997-02-13
CIK 1013627

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB
(Mark One)
 [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996
                                       OR
 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM          TO
                                     --------    --------

                         Commission file number 0-21837

                          ALL AMERICAN FOOD GROUP, INC.
            -----------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            New Jersey                                      22-3259558
      ---------------------------                      -------------------
     (State or other jurisdiction                      of (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     9 Law Drive, Fairfield, New Jersey                       07006
     ---------------------------------------------------------------
     (Address of Principal Executive Offices)              (Zip Code)

Issuer's telephone number, including area code: (201) 244-9336
                                                --------------
Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X
                                                             ---   ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $2,240,187.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on January 31, 1997 was $9,441,198.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
The number of outstanding shares of Common Stock of the registrant as of January 31, 1997 was 3,132,661.

                       DOCUMENTS INCORPORATED BY REFERENCE
Prospectus included as part of the Registrant's Registration Statement on Form SB-2 (File No. 333-4490), effective December 11, 1996, incorporated by reference in Item 13 of Part III of this Form 10-KSB.
Transitional Small Business Disclosure Format (Check One):
Yes     No  X
   ---     ---

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----




PART I                                                                                    1

   ITEM 1. DESCRIPTION OF BUSINESS                                                        1

   ITEM 2. DESCRIPTION OF PROPERTY                                                       16

   ITEM 3. LEGAL PROCEEDINGS                                                             17

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           17


PART II                                                                                  18

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                      18

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                     20

   ITEM 7. FINANCIAL STATEMENTS                                                          22

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE                                                           22


PART III                                                                                 23

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                                  23

   ITEM 10. EXECUTIVE COMPENSATION                                                       25

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT                                                                         26

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                               28

   ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K                                      29

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         All American Food Group, Inc. (together with its wholly owned subsidiaries, the "Company") franchises two distinct bagel store concepts, distributes bagel bakery equipment and currently operates five retail bagel stores. All of the Company's bagels are prepared using the Company's proprietary bagel mix and dough conditioner, in the "Old World" style, by first boiling and then baking the dough using the Company's own bagel kettle and bagel oven. The Company believes that this process and the use of its proprietary ingredients and its equipment ensure the consistent preparation of premium quality bagels with a shine, crust, texture and overall flavor that distinguish its products from those of its competitors.

         The Company franchises its concepts and operates its bagel stores under the names "Goldberg's Original Old World Bagels" ("Goldberg's") and "Sammy's New York Bagels" ("Sammy's"). Stores franchised under the Goldberg's name and concept offer a traditional bagel/delicatessen menu, consisting of bagels, spreads, sandwiches, salads, soups and "appetizing" bakery items. Sammy's stores differ from Goldberg's stores in that they offer bagels and related dairy items in a kosher store, under national Kof-K Kosher Supervision. Management believes that Sammy's is the only franchised food chain subject to national kosher certification currently available in the United States.

         As of October 31, 1996, the Company's retail system consisted of five Goldberg's and six Sammy's stores located in four states, including two Goldberg's stores and two Sammy's stores owned and operated by the Company and three Goldberg's and four Sammy's stores operated under franchise or license arrangements with the Company. Between November 1, 1996 and January 31, 1997, the Company opened one additional Goldberg's Company-owned store and two additional stores (consisting of one Goldberg's and one Sammy's) commenced operations under franchise or license arrangements. As of January 31, 1997, three additional Goldberg's and two additional Sammy's stores, to be operated under franchise or license arrangements with the Company, were under development and expected to open by March 31, 1997.

         The Company also distributes and services its bagel bakery equipment for use by its franchisees. Management believes that the Company is the only franchiser of bagel stores that provides its equipment to its franchisees. During the years 1990 through 1996, the Company or its predecessor provided equipment and other services to over 100 separate stores, including Company stores, franchises and independent purchasers. The Company historically provided bagel bakery equipment and other services to independent purchasers as well as its own franchisees. However, the Company currently is focusing on meeting the equipment and servicing needs of its franchisees.

         The Company intends to expand its retail operations primarily through franchising. Management believes that food service franchising in general, and the franchising of bagel restaurants in particular, present a unique opportunity for success in the current consumer and franchise markets. See "-- The Bagel Business."

PLAN OF OPERATIONS

         The Company anticipates increasing its revenue, thereby generating operating cash flow in the future, by implementing the following actions:

    - Expanding franchise operations. The Company expects to increase the sale of franchises by (i) advertising in national and regional publications and business magazines, (ii) upgrading its promotional material and (iii) utilizing additional sales personnel. Management anticipates that the sale of additional franchise territories and the opening of additional stores in such territories should result in increases in franchise revenues.

    - Increasing product sales. The Company intends to open new Company-owned stores and expects increased sales from its commissary to new franchise stores, which are required to purchase bagels or bagel mix from the Company or its designated supplier. The Company continuously develops new products, which management believes will lead to increased sales as the variety of products grows. The Company has retained an advertising firm to help increase store revenues, increase franchise sales and promote brand name recognition. See "-- Advertising."

    - Making acquisitions. The Company intends to acquire additional bagel stores or complementary outlets which provide entry into new markets. Management anticipates that, over a period of time, these acquisitions will increase revenues significantly. In January 1997, the Company entered into a letter of intent to acquire up to eight stores in Connecticut, one of which will be Company-owned and the balance of which are expected to be franchised units. The stores to be acquired currently operate under the trade name "Bagel Connection." There can be no assurance that this acquisition will be consummated. The Company currently has no plans, intentions, commitments, understandings or arrangements with respect to any other acquisitions.

HISTORY OF THE COMPANY

         The Company was formed for the purpose of establishing a chain of franchised bagel restaurants using the recipes, procedures, experience and expertise of an existing, well-seasoned bagel restaurant and bakery operation. In October 1993, the Company acquired all the assets of Howberg Bakery Equipment Co., Inc. (the "Equipment Company"), Bagels of New Milford, Inc. and Goldberg's Famous Bagels of Orangeburg, Inc. (together, the "Goldberg Companies"), each a retail and wholesale bagel and related foodstuff company. (The Goldberg family continues to operate ten bagel stores that are not affiliated with the Company and, subject to certain noncompetition covenants, may open additional stores in the future.) See "-- Renegotiation of Certain Acquisition Terms."

         The assets of the Goldberg Companies consisted of two bagel stores operated by the Goldberg family of Westwood, New Jersey (one of which subsequently was sold), including the exclusive franchise rights to the recipes, flour, mixes and proprietary equipment used in these stores. The Goldberg family has been operating retail bagel shops for over 50 years under variations of the Goldberg name.

         The Equipment Company was engaged in the manufacture, assembly, sale and servicing of equipment used in the production of bagels. In connection with the sale of equipment, the Equipment Company also provided consulting services in the area of store design, equipment layout, training, food preparation and virtually all other aspects of the retail food business. The Company currently operates the business of the Equipment Company under the name "All American Equipment Company."

         On September 29, 1994, the Company completed the acquisition of 100% of the outstanding stock of four interrelated corporations (the "Sammy's Companies") operating three retail stores (one of which subsequently was sold) and a commissary under the trade name "Sammy's New York Bagels."

         Since its acquisition of the Goldberg's and Sammy's stores, the Company has engaged in an extensive process of analyzing, standardizing and documenting all aspects of its retail bagel operations, preparing franchise materials and developing its franchise system and program. In addition, it retrofitted one of the Goldberg's locations to serve as a prototype store for purposes of marketing franchises and training personnel.

         The Company was incorporated under the laws of the State of New Jersey on September 27, 1993, under the name "Jutland Food Group, Inc." and changed its name to "All American Food Group, Inc." on October 24, 1995.

         The Company's executive offices are located at 9 Law Drive, Fairfield, New Jersey 07006 and its telephone numbers are (201) 244-9336 and (800) 922-4350.

THE BAGEL BUSINESS

         Management believes that food service franchising in general, and the franchising of bagel restaurants in particular, present a unique opportunity for success in the current consumer and franchise markets. According to industry and government statistics, U.S. per capita bagel consumption is growing at the rate of 8% annually and U.S. per capita consumption (currently an average of eight bagels per person annually) rose 45% over the last five years. Management also believes that this increased demand for bagels arises primarily from increased consumer demand for healthier, low-fat food products and that the versatility, convenience and relatively low price of bagels add to their appeal. In keeping with this growing consumer demand, bagel shops were selected by Entrepreneur magazine as among the "hottest franchises" for 1995, 1996 and 1997.

         Inasmuch as most flavors of bagels have no fat or cholesterol, they represent an attractive alternative to doughnuts, pastries and other breakfast baked goods, while at the same time offering substantially more versatility and variety than more traditional bread products. Further, because bagels can be used in sandwiches, bagel restaurants can be expected to attract customers throughout the day. Management believes that lunch time business accounts for approximately 40% of a typical bagel store's daily business. And, since customers frequently desire to purchase bagels for home consumption, bagel restaurants also can rely upon take-out trade for a significant portion of their revenues.

         While bagels historically have been a staple ethnic food along the East Coast and in certain other urban areas throughout the country, management believes that there is a substantial potential market in smaller urban and suburban areas. Further, until recently the retail bagel industry has been composed almost exclusively of one- and two-store operations and a few larger regional chains, some of which have indicated the intention to expand to a national scope. Management believes that there is a significant market for high quality bagels and that there is a significant market niche for companies able to provide such bagels on a consistent basis through a nationwide system of retail outlets. The Company believes that its system of producing bagels in each store using proprietary ingredients and its equipment is the optimal method for delivering fresh, consistently high quality products to a large and geographically dispersed market.

COMPETITIVE STRENGTHS

         Management believes that the Company has a unique combination of characteristics that will help it to successfully build a nationwide chain of franchised bagel restaurants under both of its concepts. The Company's key competitive strengths include the following:

    - Quality Products. Management believes that the key to the Company's success lies with the quality of its products. Therefore, all of the Company's bagels are prepared, in the "Old World" style, using the Company's proprietary bagel mix and dough conditioner, by first boiling and then baking the dough using the Company's bagel kettle and bagel oven. The Company believes that this process and the use of its proprietary ingredients and its equipment results in premium quality bagels with a shine, crust, texture and overall flavor that distinguish its products from those of its competitors. Bagels sold in Goldberg's restaurants are produced on-site, in order to provide continuous availability of oven-fresh products. In order to ensure full compliance with the requirements for kosher certification, the Company produces pre-formed, uncooked bagels for its Sammy's stores at its central commissary in Lodi, New Jersey and ships such bagels frozen to the stores on a weekly basis for on-site preparation. See "-- Kosher Certification and Supervision."

    - Experience. The Company's products and operating systems were developed based on the experience of the Goldberg family of Westwood, New Jersey during the 58 years of operation of its family-owned bagel shops. Based on this half century of experience and management's experience in operating and franchising other food concepts, the Company has analyzed, standardized and documented all aspects of its retail bagel operations to develop its operating and franchise systems. See "-- Franchising."

    - Complementary Concepts. Management believes that the Company's franchise program is unique in offering two complementary bagel concepts -- Goldberg's, which offers a traditional bagel/delicatessen menu, and Sammy's, which offers bagels and related dairy items in a kosher store. Management believes that the availability of these two complementary concepts uniquely positions the Company to benefit from economies of scale in purchasing, while permitting it to penetrate distinct segments of the bagel market.

    - Kosher Concept and Production Facilities. Management believes that Sammy's is the only franchised food chain subject to national kosher certification currently available in the United States. Kof-K Kosher Supervision estimates that the kosher market currently generates over $2 billion in sales annually from 20,000 certified kosher products. With over 6 million Jews nationally, another 6 million Muslims and Seventh Day Adventists subject to similar dietary restrictions, and a significant segment of the secular market that views kosher certification as a sign of high quality, authenticity and careful preparation, this market has experienced average annual sales growth of 20% or more since 1990. In order to ensure consistency in the quality of its products and achieve economies in kosher supervision, the Company operates a central commissary from which all Sammy's stores receive frozen, pre-formed, uncooked bagels on a weekly basis for on-premises preparation. Management anticipates that, in the future, it will utilize this facility for the production of bagels for sale to Goldberg's as well as Sammy's franchisees.

    - Equipment Business. Management believes that the Company is unique in designing and distributing its bagel bakery proprietary equipment and in its ability to provide consulting services in all areas of the retail bagel business, including store design, equipment layout, training and food preparation. Management also believes that these unique capabilities provide the Company with a distinct advantage in equipping and advising its franchised outlets and in ensuring the quality of its products. In addition, since the Company continues to provide equipment to unaffiliated bagel shops and bakeries, equipment sales represent an additional source of revenue to the Company. Management believes that equipment sales will benefit from continued demand for bagels nationwide. See "-- Plan of Operations" and "-- The Bagel Business."

MENUS AND FORMAT

         The Company's aim is to provide consumers with superior products, consisting primarily of fresh bagels, spreads, salads and complementary items, and superior service in a pleasant and attractive environment. All of the Company's bagels are prepared using the Company's proprietary bagel mix and dough conditioner, in the "Old World" style, by first boiling and then baking the dough, using the Company's bagel kettle and bagel oven. The Company believes that this process and the use of its proprietary ingredients and its equipment ensures the consistent preparation of premium quality bagels with a shine, crust, texture and overall flavor that distinguish its products from those of its competitors.

         Goldberg's offers a traditional bagel/delicatessen menu, consisting of a variety of flavors of bagels, spreads, sandwiches (served on freshly baked bagels), salads, soups and "appetizing" bakery items. Sammy's offers bagels and related dairy items in a kosher store, under National Kof-K Kosher Supervision. Goldberg's bagels are prepared on-site "from scratch" and Sammy's bagels are prepared from frozen, pre-formed dough delivered to the stores weekly and baked on the premises, in each case providing a continuous supply of fresh product and permitting customers to enjoy the aroma of freshly baked bagels. Both concepts also offer an array of hot and cold beverages including coffee, tea, juices and soft drinks. Depending upon local competitive and other conditions, Goldberg's and Sammy's stores generally are open between the hours of 6 a.m. and 6 p.m. seven days a week.

         The Company's restaurants typically are located in strip-style neighborhood and community shopping centers or other high-traffic areas and consist of an overall area of between 750 and 2,600 square feet, including a dining area providing seating for between eight and 30 customers, a take-out counter, and kitchen, food preparation and storage areas. Decor is intended to evoke a 1938 bagel shop and includes an original photo montage of New York City scenes from that era, additional vintage photographs and memorabilia, wainscoting and a tin ceiling.

KOSHER CERTIFICATION AND SUPERVISION

         All of the Sammy's stores have earned certification from the internationally recognized Kof-K Kosher Supervision ("Kof-K"), ensuring that they operate in strict compliance with Kashruth, the Orthodox Jewish laws pertaining to the content and preparation of kosher foods and related matters.

         Kof-K, headquartered in Teaneck, New Jersey, is one of two universally recognized and accepted organizations responsible for certifying kosher products and establishments. Founded almost 30 years ago, Kof-K employs more than 150 experts in Kashruth and food service, as well as an international network of regional and local coordinators and Rabbinical representatives.

         Prior to certifying an establishment as meeting Kashruth requirements, Kof-K supervises and inspects the cleaning of the proposed site and obtains a complete list of all products and ingredients to be used, as well as all food handling and preparation procedures to be followed. Once Kof-K has established that each relevant item complies with the requirements of Kashruth, it issues an initial certification for the store. Throughout preopening preparations, Kof-K works with the local religious community to enlist support for the new store and to provide assurance that it will meet the Kashruth requirements. After opening, Kof-K representatives inspect the store on a regular basis to ensure continued compliance with Kashruth standards.

         Management believes that the kosher status of the Sammy's stores places them in a unique niche as the only franchised food chain subject to national kosher certification currently available in the United States.

FRANCHISING

         The Company currently may sell its franchises in 31 states and expects to receive authorization to sell in an additional 19 states by March 31, 1997. The Company offers single unit franchises, as well as Development Agreements which cover a number of stores to be opened in a designated area within a specified period of time. The Company has entered into a Development Agreement for portions of the States of North Carolina and South Carolina covering six retail stores and a Development Agreement for Allentown, Pennsylvania covering three retail stores. Until recently, the Company offered Market Development Agreements which, like Development Agreements, cover a number of stores to be opened in a designated area within a specified period of time. The Company is party to a Market Development Agreement for the State of Ohio, covering 15 retail stores, a Market Development Agreement for the State of Arizona, covering 15 retail stores, and a Market Development Agreement covering a portion of the State of New York covering 37 retail stores. In the future, the Company intends to pursue multi-unit development through Development Agreements rather than Market Development Agreements. The Company is also party to a licensing agreement covering the country of Israel.

         Franchise revenue includes the sale of single unit franchises pursuant to Single Unit Agreements, the sale of Company-owned stores to franchisees, the sale of multi-unit franchises pursuant to Development Agreements, the sale of market development franchises pursuant to Market Development Agreements and ongoing royalty and advertising fees.

         Single Unit Agreements provide for payment of a non-refundable initial franchising fee (an "Initial Franchise Fee"), a weekly royalty on gross sales, and a weekly cooperative advertising fund contribution. The Company's material obligations under the terms of all Single Unit Agreements are assisting in site selection and franchisee training. Initial Franchise Fees under Single Unit Agreements are recognized as revenues when the Company has no further material obligations in respect of the establishment of such franchise, which occurs upon the opening of the store.

         Development Agreements provide for the payment by the Developer of an initial fee (the "Development Fee"), the amount of which is based upon the number of stores to be developed pursuant to such Development Agreement. The Development Fee is non-refundable and is applied pro rata to the franchise fees paid for each store developed pursuant to the Development Agreement. The Development Agreement includes a development schedule setting forth the number of stores to be developed by the Developer in a specified territory during the term of the Agreement. If the Developer fails to maintain the store development schedule, the Developer loses the exclusive right to develop the territory. The Company's material obligations under the Development Agreement are completed upon the execution of the Development Agreement. The Developer and the Company enter into individual Single Unit Agreements for each store developed pursuant to the Development Agreement and have all of the rights and responsibilities entailed therein.

         Market Development Agreements provide for the payment, by the Market Developer, of a non-refundable initial fee (a "Market Development Fee") based on the size, population and overall market potential of the territory subject to the Market Development Agreement (the "Market Area"). The Market Developer assumes substantially all of the responsibilities that otherwise would be assumed by the Company, as franchiser within the Market Area. In exchange, the Market Developer receives (i) the exclusive right to build stores for the Market Developer's own account or to seek third-party franchisees within the Market Area and (ii) the right to share with the Company, on a 50/50 basis, initial and ongoing single store fees within the Market Area. The Market Development Agreement includes a development schedule setting forth the number of stores to be developed by the Market Developer during the term of the Agreement. If the Market Developer fails to maintain the store development schedule, the Market Developer loses the exclusive right to develop the Market Area. Under Market Development Agreements, the Company's obligations in respect of the development of single unit franchises within the Market Area are limited to (i) approval of franchisees presented by the Market Developer and (ii) approval of store sites. The Company has no further material obligations in respect of a Market Development Agreement at the time of execution of the Agreement. Market Development Fees paid in cash or by promissory notes fully collateralized by liquid assets or as to which the Company has obtained an independent third-party valuation are recognized as revenues by the Company upon execution of the Market Development Agreement and payment of the fee. In the absence of such collateral or valuation, the Company recognizes Market Development Fees on a cash basis as payments on such notes are received.

         The Company's portion of the Initial Franchise Fee on single unit franchises sold within a Market Developer's Market Area is recognized as revenues when the Company has no further material obligations in respect of the establishment of such franchise, which occurs upon opening of the store.

         The Company seeks franchisees committed to the Company's high standards of product quality and customer service. All franchised stores must operate in strict compliance with the standards and procedures set out in the Company's operations manuals. Each store must be under the management of a manager who has completed the Company's training program, although franchisees are not required to participate in the day-to-day management of their stores. The Company conducts regular inspections (both scheduled and unannounced) to ensure that franchises are operating in accordance with Company standards and procedures. The Company provides support to its franchisees covering equipment and technical issues 24 hours a day and seven days a week through a toll-free hotline.

         Exclusivity. Each Single Unit Agreement provides the franchisee with an exclusive area, within which the Company is not permitted to sell another franchise. Such exclusive areas, which are determined on a unit-by-unit basis based on population density, traffic patterns and other relevant considerations, generally range from a radius of four blocks in densely populated urban areas to one mile or more in suburban locations.

         Market Development Agreements provide that, if the franchisee meets his development schedule, the Company will not sell other franchises within the developer's territory ("Market Area").

         Real Estate and Local Regulation. Franchisees are obligated to purchase or lease (for a term of at least ten years) the sites for their units. Franchisees may designate a specific location or a locality in which they wish to operate, subject to the exclusivity rights of other Goldberg's and Sammy's franchisees. The Company provides assistance and guidance in site selection and lease negotiation, and must approve all sites prior to lease execution. In addition, the Company provides plans and specifications for a prototype store, as well as assistance in obtaining financing, permits and licenses, and with construction of leasehold improvements. Franchisees are expected to bear the expense of any modification of the prototype plans and specifications required to meet local building, fire or health codes and lease and other similar requirements, as well as the costs of remodeling, fireproofing or other leasehold improvements. Franchises also are responsible for, and expected to bear the expense of, local licensing matters related to occupancy and operation of the business.

         Financing. The Company does not offer direct or indirect financing in connection with its franchises. Similarly, it does not guarantee the debt, lease or other obligations of any franchisee. The Company will, however, render assistance in arranging financing and negotiating leases.

         Training and Field Support. Prior to opening, each franchisee (or an owner thereof) and at least one manager of each franchised Goldberg's or Sammy's restaurant must complete a 13-day training program including approximately 35 and 70 hours of classroom and on-the-job training, respectively, covering areas essential to the management and operation of both a retail and wholesale bagel business, including bagel preparation and production; store operating procedures; accounting and cost control; employee matters; in- and out-of-store marketing; ordering; catering; equipment maintenance; and sanitation matters. All training is conducted by senior Company personnel at the Company's corporate headquarters in Fairfield, New Jersey, or in nearby Company-owned stores. To date, the Company has not established a permanent schedule for its training courses, but instead schedules such courses as needed to meet the opening schedules of new stores. The Company does not charge for this training and provides all participants with their midday meal, but franchisees are expected to defray living expenses for themselves and their employees during the training sessions. Similar training is required of all new managers subsequently hired and is provided by the Company.

         Refresher and ongoing training is available to franchisees on an individualized basis, through consultative meetings at franchise sites, at corporate stores and at corporate headquarters.

         The Company provides on-site and other supervisory guidance and assistance in connection with the opening of each Goldberg's and Sammy's store. Once open, the Company conducts regular operational visits and provides ongoing guidance and assistance based upon the results of such visits and review of reports submitted to it. Such guidance and assistance may relate to standards, methods and operating procedures; preparation of authorized food, beverages and other products and services; selection, purchase and preparation of food, beverages and other products, as well as fixtures, equipment, signs, materials and supplies; formulation and implementation of advertising and promotional programs; and establishment and operation of administrative, bookkeeping, accounting, inventory control, sales and general operating procedures.

         The Company periodically distributes operational bulletins and newsletters to its franchisees and provides ongoing assistance with technical and equipment problems through its 24-hour hotline, as well as personal consultations either at the franchise site or at the Company's executive offices.

         Pricing. Prices are set by individual franchisees, pursuant to guidelines provided by the Company, in light of local competitive and market conditions.

         Purchasing. Franchisees are required to purchase bagel mix and/or dough conditioner directly from the Company or its designated supplier. In addition, all franchisees are required to purchase the Company's bagel kettle and bagel oven. Management believes that purchase of these items from the Company is essential to maintaining the Company's quality control standards, and to ensuring the consistent high quality of the bagels offered at all of its Goldberg's and Sammy's stores.

         With respect to other items used in the operation of its stores, the Company designates approved types and brands of products. In certain instances the Company may designate a single supplier or a limited group of suppliers for a product or brand of product, in order to increase the volume of purchases from suppliers and permit the Company's franchisees as a whole to benefit from discounts associated with quantity purchasing.

         In the event that a franchisee proposes to purchase any brand or type of product not previously approved for purchase by the Company or to purchase approved items from a supplier not previously approved, the franchisee is required to submit to the Company information regarding the manufacturer's or supplier's business reputation, delivery and service performance, reliability, financial condition and creditworthiness. In addition, in the case of previously unapproved products, the franchisee must submit samples for review by the Company to determine compliance with the Company's specifications and standards. The Company then reviews the submission and, within 30 days, makes a determination whether or not to approve the supplier or product.

         The Company provides its franchisees with operational and accounting forms for use in the operation of their stores. The Company also provides its franchisees with promotional and advertising materials and other marketing tools.

         Advertising. Each franchisee is responsible for developing local advertising and promotional materials, all of which are subject to prior review and approval by the Company. In addition, the Company administers promotional funds for the benefit of all of its Goldberg's and Sammy's franchisees. Franchisees are obligated to contribute to the applicable fund a promotional fee equal to 1% of gross sales. Franchisees also may be required to participate in local or regional advertising cooperatives. Contributions to such cooperatives will be at least 1% of gross sales, and will be controlled by the local cooperative. See "-- Advertising." Stores owned and operated by the Company are required to contribute to the promotional funds and to participate in advertising cooperatives on the same basis as franchised stores.

         Franchise Fees and Royalty Payments. Current Single Unit Agreements provide for an initial single unit payment of $25,000 for either a Goldberg's or a Sammy's store. If a franchisee opens additional stores, either under a Market Development Agreement or pursuant to additional Single Unit Agreements, the initial payment is $17,500 per unit. In addition, franchisees of both concepts pay a bi-weekly royalty and service fee equal to 5% of gross sales.
Franchisees also must contribute a minimum of 1% of gross sales to a local or regional advertising cooperative.

         Start-Up Time and Costs. Franchisees are required to enter into a lease within 60 days of execution of a Single Unit Agreement and to open within 120 days following first possession of the leased premises. Subject to such factors as the time to obtain a lease, financing or building permits, zoning and local ordinances, weather conditions and availability of materials and equipment, franchise stores generally can be expected to open within four to six months following execution of a franchise agreement.

         While costs vary based on location and type of store, the Company currently estimates that the cost to a new franchisee to open a typical Goldberg's or Sammy's restaurant, including initial franchise fees, equipment, signs, opening inventory and other start-up costs, but exclusive of real estate costs (purchase price, lease payments and/or improvements) generally is in the range of $105,000 to $177,500 for either a Goldberg's or Sammy's store. In addition, the Company estimates that rent for a typical Goldberg's or Sammy's store currently is between

$12,000 and $45,000 annually and that a new franchisee will incur between $30,000 and $80,000 in real estate related expenses with respect to each store.

         Term and Termination. Each Single Unit Agreement runs for an initial term of ten years, subject to renewal for up to two additional five-year terms upon agreement of the franchisee to refurbish and redecorate or secure new premises. The Company has the right to terminate franchise agreements for a variety of reasons, including failure to open a restaurant or complete training; loss or surrender of restaurant premises; material misrepresentation; conviction of a felony; failure to attend required training programs; unauthorized assignment of a restaurant; unauthorized use of trademarks or confidential information; failure to comply with Company specifications or procedures; failure to make payments due to third parties; failure to make payments due to the Company or to submit required reports; and sanitation problems.

STORE LOCATIONS

         The following table sets forth, by location, the number of Company-owned, franchised and licensed Goldberg's and Sammy's restaurants open or under development, as of January 31, 1997:

                              COMPANY-OWNED STORES:

                                                                                             DATE OPENED
                  LOCATION                                           CONCEPT                 (PROJECTED)
         -------------------------------------------                 -------                 -----------
         60 Dutch Hill Road, Orangeburg, NY                          Goldberg's                   1/93
         1443 Queen Anne Road, Teaneck, NJ                           Sammy's                      3/93
         40 N. James Road, Columbus, OH                              Sammy's                     11/94
         197 Bleecker Street, New York, NY                           Goldberg's                   2/96
         Rockland Plaza Space #25, Nanuet, NY                        Goldberg's                   1/97

                         FRANCHISED AND LICENSED STORES:

                                                                                              DATE OPENED
                            LOCATION                                   CONCEPT                (PROJECTED)
        ---------------------------------------------                  -------                -----------
        134 North Avenue, New Rochelle, NY                             Sammy's                     3/92
        4951 East Grant Road, Tucson, AZ                               Goldberg's                  9/95
        Lane Avenue Shopping Center, Columbus, OH                      Sammy's                    12/95
        6449 Oracle Avenue, Tucson, AZ                                 Goldberg's                  1/96
        21A Wyckoff Avenue, Waldwick, NJ                               Goldberg's                  6/96
        Columbus, OH                                                   Sammy's                     6/96
        1312 Grandview Avenue, Grandview, OH                           Sammy's                     7/96
        1865 Second Avenue, New York, NY                               Goldberg's                 12/96
        Scarsdale, NY                                                  Sammy's                    12/96
        Myrtle Beach, SC                                               Goldberg's                  2/97
        Allentown, PA                                                  Goldberg's                (3/97)
        7111 East 22nd Street, Tucson, AZ                              Goldberg's                (3/97)
        Dempster Street, Skokie, IL                                    Sammy's                   (3/97)
        White Plains, NY                                               Sammy's                   (3/97)

TRADEMARKS AND SERVICE MARKS

         The Company has filed a registration application to register the trademark "Goldberg's New York Bagels est. 1938" on the United States Patent and Trademark Office principal register. Members of the Goldberg family currently operate ten independent bagel bakeries using the name "Goldberg" in northern New Jersey and Rockland County, New York, which are not affiliated with the Company.

         Management believes that, in the food service industry, trademarks and service marks are most effectively protected by constant, continued and evolving use of various distinctive identifying symbols. The Company is not dependent upon particular registered marks and does not believe that the registration of such marks would materially enhance its competitive position, business or prospects.

         The Company provides bagel ovens and kettles and other bagel bakery equipment to its franchisees and to unaffiliated purchasers and believes that this equipment is uniquely suited to the production of high quality bagels. Although the Company modifies and installs this equipment in a proprietary manner, the Company does not believe these modifications and refinements are patentable. It is the Company's practice to protect its proprietary dough conditioner, bagel mix and bagel dough by relying on trade secret laws and confidentiality agreements. There can be no assurance that the confidentiality of its trade secrets will be maintained or that others will not independently develop or obtain access to the same, comparable or improved recipes and formulas.

COMPETITION

         The Company competes, and can be anticipated to compete, against well established food service companies with greater product and name recognition and with larger financial, marketing and distribution capabilities than the Company's, as well as innumerable local food establishments that offer similar products. The food service industry in general, and the take-out sector in particular, are intensely competitive with respect to food quality, concept, location, service and price.

         The bagel industry is highly fragmented and has traditionally been dominated by "mom and pop" operators, which, management believes, creates a unique growth opportunity for the Company's expansion. In addition, there is a growing number of national, regional and local chains, operating both owned and franchised bagel stores, including a number of such chains that have indicated the intention to expand to a national scope. The Company believes that its most direct competitors are Manhattan Bagel Company, Inc. ("Manhattan"), Einstein Brothers Bagel, Inc. ("Einstein Brothers"), Bruegger's Corporation ("Bruegger's") and Big Apple Bagels ("Big Apple"). Management believes, based on publicly available information, that as of December 1996, Manhattan's retail system currently consists of approximately 287 stores; Einstein Brothers' retail system consists of approximately 300 stores; Bruegger's retail system consists of approximately 450 stores; and Big Apple's retail system consists of approximately 130 stores.

         Recently, the bagel industry has experienced rapid expansion, with an estimated 3,000 bagel shops (including chains and independent stores) currently in operation. In addition, Dunkin' Donuts began selling its own line of fresh-baked bagels in June 1996 and expects to be selling in almost as many of its own stores as all other bagel chains combined. A number of bagel companies also have been involved in initial public offerings and acquisitions, resulting in the entry of such companies into the public capital markets and of large public companies into the bagel industry for the first time. For example, Quality Dining Inc., a public company, acquired Bruegger's, which it continues to operate as a private unit; BAB Holdings, Inc., which operates Big Apple, completed its initial public offering in November 1995; and Boston Chicken, Inc. acquired a majority interest in Einstein Brothers, which completed its initial public offering in August 1996.

         There are also several regional bagel chains and independent bagel shops which may be expected to compete with the Company. The Company's stores also compete with take-out and fast-food restaurants, delicatessens and prepared food stores, bakeries, supermarkets and convenience stores. The Company believes that the start-up costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the start-up costs associated with commencing a Goldberg's or Sammy's store and accordingly, such start-up costs are not an impediment to entry into the retail bagel business.

         As a franchiser, the Company competes for qualified franchisees with a wide variety of other investment opportunities both within and outside of the food service industry. Management believes that the consistent quality of its products, the efficiency of its operating systems, its proprietary ingredients, its equipment and its franchisee support arrangements will permit it to compete effectively, particularly against other franchisers of bagel stores.

ADVERTISING

         The Company presently advertises, and plans to continue advertising, its franchises in current stores, franchise trade shows, newspapers and business opportunity magazines. The Company and its franchisees also advertise products in newspapers, through direct mailing and on radio and television.
See "-- Franchising."

         The Company administers promotional funds ("Promotional Funds") to support promotion and marketing programs designed to expand awareness of and demand for Goldberg's and Sammy's products. Each Promotional Fund furnishes Goldberg's or Sammy's franchisees, as the case may be, with promotional, advertising and marketing materials, which may include such items as direct mail pieces, media materials and brochures. The Company retains sole discretion over creative concepts, materials and endorsements used in the Promotional Funds' programs and over associated geographic, market and media placement and allocation. The Promotional Funds may pay the cost of preparing materials, employing advertising agencies and administering regional and local promotional and advertising programs and public relations activities.

         Franchisees are obligated to contribute to the appropriate Promotional Fund a promotional fee equal to 1% of gross sales.

         In the future, franchisees also may be required to participate in local or regional advertising cooperatives. The cooperatives are expected to be made up of franchisees within a given Designated Market Area for the purpose of pooling advertising funds in order to purchase advertising effectively and efficiently. Each franchisee will be entitled to one vote within the cooperative for each store owned, and advertising purchases will be determined by majority vote. Contributions will be determined by the members of each cooperative, and will range from a required minimum of 1% of gross sales. Stores owned and operated by the Company are required to contribute to the promotional funds and to participate in advertising cooperatives on the same basis as franchised stores within the same Designated Market Areas.

         Each franchisee is responsible for developing local advertising and promotional materials, all of which are subject to prior review and approval by the Company.

RENEGOTIATION OF CERTAIN ACQUISITION TERMS

         Total consideration for the acquisition of the Goldberg Companies consisted of cash, a two-year promissory note, stock, and a two-year consulting contract with Howard Goldberg. In connection with this acquisition, the Company also agreed to lease certain premises owned by Mr. Goldberg for use as its equipment warehouse and executive offices, and Mr. Goldberg entered into a noncompetition agreement with the Company for a term extending for two years after the termination or expiration of his consulting agreement with the Company. See "-- History of the Company."

         Subsequent to the acquisition of the Goldberg Companies, various elements of the transaction were renegotiated by the parties, concluding in October 1995. The terms of this reconciliation included the satisfaction of certain alleged defaults by the Company to Mr. Goldberg, the satisfaction of certain defaults by Mr. Goldberg under the mortgage on the property occupied by the Company, the reconciliation and settlement of outstanding financial matters, certain modifications of Mr. Goldberg's consulting agreement and an extension of Mr. Goldberg's noncompetition agreement with the Company to December 31, 1997.

         On August 12, 1996, the Company and Mr. Goldberg entered into certain additional agreements, reflected in a Modification and Settlement Agreement. Among other things, pursuant to this agreement, Mr. Goldberg converted 65,000 shares of his Series A Preferred Stock to an equal number of shares of the Company's Common Stock and surrendered for cancellation the remaining 115,000 shares of Series A Preferred Stock previously held by him and the Company paid Mr. Goldberg the amount of $25,000 and assigned certain claims to, and provided indemnification for certain claims that may be made against, him and the Goldberg Companies. In addition, the parties agreed to (i) a restatement and extension to three years of Mr. Goldberg's noncompetition agreement and a restatement of prior agreements relating to use of trade dress; (ii) the grant of mutual releases; and (iii) the termination of the franchise and consulting agreements previously in effect between the Company and Mr. Goldberg.

GOVERNMENT REGULATION

         The Company and its franchisees are required to comply with federal, state, and local government regulations applicable to consumer food service businesses generally, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working and safety conditions, and citizenship requirements, as well as regulations relating to zoning, construction, health, business licensing and employment. The Company believes that it and its franchisees are in material compliance with these provisions. Continued compliance with this broad federal, state and local regulatory network is essential and costly and the failure to comply with such regulations may have an adverse effect on the Company and its franchisees.

         The Company's franchise operations are subject to regulation by the Federal Trade Commission ("FTC") in compliance with the FTC's rule entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures," which requires, among other things, that the Company prepare and update periodically a comprehensive disclosure document, known as the Uniform Franchise Offering Circular ("UFOC"), in connection with the sale and operation of its franchises. In addition, some states require a franchiser to register its franchise with the state before it may offer the franchise. The Company believes that its UFOC, together with any applicable state versions or supplements, complies with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

         In addition to the rules governing the offer and sale of franchises, the Company is also subject to a number of state laws, as well as foreign laws (to the extent it offers franchises outside of the United States), that regulate substantive aspects of the franchiser-franchisee relationship, including, but not limited to, those concerning termination and non-renewal. Currently, 18 states, the District of Columbia, Puerto Rico and the Virgin Islands, have franchise termination and non-renewal laws. These laws govern the termination and/or non-renewal of the franchise agreement and, by and large, require the franchiser to have good cause, reasonable cause or just cause in order to terminate the franchise agreement or not to renew the franchise agreement. In addition, some of these laws provide for longer cure periods than currently contemplated by the Company's franchise agreements.

         Each store will be subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties in obtaining or the failure to obtain required licenses or approvals could delay or prevent the opening of a new store. The Company believes that it is in substantial compliance with the applicable laws and regulations governing its operations.

         While the Company intends to comply with all federal, state and foreign laws and regulations, there can be no assurance that it will continue to meet the requirements of such laws and regulations, which, in turn, could result in a withdrawal of approval to franchise in one or more jurisdictions. Any such loss of approval would have a material adverse effect upon the Company's ability to successfully market its franchises. Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could subject the Company and its affiliates to rescission offers, monetary damages, penalties, imprisonment and/or injunctive proceedings. The state laws and regulations concerning termination and non-renewal of franchisees are not expected to have a material impact on the Company's operations. In addition, under court decisions in certain states absolute vicarious liability may be imposed upon franchisers based upon claims made against franchisees. The Company currently does not carry insurance against such claims although it intends to obtain coverage in the future. However, there can be no assurance that the Company will be able to obtain such coverage or that such coverage will be sufficient to cover claims against the Company. Further, there can be no assurance that existing or future franchise regulations will not have an adverse effect on the Company's ability to expand its franchise program.

EMPLOYEES

         At October 31, 1996, the Company had 55 employees, consisting of 42 full-time and 13 part-time employees, and at January 31, 1997, the Company's workforce totalled 58 employees, consisting of 48 full-time and 10 part-time employees. The Company has never experienced a work stoppage and no employees are represented by any labor union. The Company believes that its employee relations are good.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices are located at 9 Law Drive, Fairfield, New Jersey 07006. The Company first occupied this location on January 1, 1995. The headquarters consist of approximately 3,425 square feet. The Company's lease on its headquarters location commenced January 1, 1995 and expires on February 28, 2000. The lease provides a renewal option of one five-year term. The Company also rents 3,800 square feet of industrial space in Lodi, New Jersey, for use as a bagel producing commissary, and for the distribution and assembly of its equipment. The commissary operates under kosher supervision and produces bagels for all Company-owned and franchised Sammy's stores.

         The Company purchases bagel bakery equipment from outside vendors for distribution to Company-owned and franchised stores either directly from the manufacturer or in one consolidated shipment from the Company's Lodi warehouse.

         In December 1996, the Company entered into a lease with Santo V. Sorce Co., LLC, for approximately 20,000 square feet of combined office and manufacturing space located in South Plainfield, New Jersey. The lease commences on February 15, 1997 and expires on January 31, 2007. The lease provides for a renewal option of five years. The annual rent on the property is $9,300.00 through January 31, 2002, increasing to $13,440.00 for the remainder of the lease term. The Company intends to utilize 5,000 square feet of the facility for its executive offices and the remainder for bagel production and storage of bagel equipment intended for resale. The Company anticipates that it will begin occupying the new facility on April 1, 1997. The Company plans to sublease its current executive offices in Fairfield, New Jersey and the commissary in Lodi, New Jersey.

         The following table sets forth the location, size and certain information pertaining to the lease, on each of the Company's three Goldberg's stores, two Sammy's stores and its commissary.

See Note 16(b) to the consolidated financial statements of the Company attached hereto for further information regarding the leases.

                                                                                               LEASE TERMS
                                                                     AREA       ------------------------------------------
                     LOCATION                         CONCEPT      (SQ. FT.)    COMMENCEMENT      EXPIRATION      RENEWALS
         ----------------------------------           -------      ---------    ------------      ----------      --------

         1443 Queen Anne Road, Teaneck, NJ          Sammy's              750      08/01/91         07/31/03         None
         60 Dutch Hill Road, Orangeburg, NY         Goldberg's         1,400      06/01/92         05/31/97       One five
                                                                                                                  year term
         40 N. James Road, Columbus, Ohio           Sammy's            2,600      11/01/93         10/31/03         None
         10 Dell Glen Avenue, Lodi, NJ              Commissary         3,800      10/01/93         04/30/98       One five
                                                                                                                  year term
         197 Bleecker Street, New York, NY          Goldberg's         1,260      11/01/94         10/31/03         None
         Rockland Plaza Space #25, Nanuet, NY       Goldberg's         1,961      07/01/95         06/30/05         None


ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company is involved in litigation arising in the ordinary course of its business. The Company is not currently engaged in any legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By solicitation dated November 14, 1996, pursuant to the New Jersey Business Corporation Act, the Company solicited written consents from certain of its shareholders to approve a one-for-two reverse stock split of the outstanding shares of the Company's Common Stock (the "Reverse Stock Split"). The Company solicited and received written consents approving the Reverse Stock Split from the holders of 2,319,363 shares of its Common Stock, out of a total of 3,735,200 shares of its Common Stock then outstanding. On November 20, 1996, upon receipt and tabulation of the requisite number of written consents, the Company notified all non-consenting shareholders who would have been entitled to vote upon such action of the approval of the Reverse Stock Split. The Reverse Stock Split was effective on December 5, 1996.

         By solicitation dated November 14, 1996, pursuant to the New Jersey Business Corporation Act, the Company solicited written consents from certain of its shareholders to approve the First Amendment and Restatement of All American Food Group Omnibus Stock Plan (the "Amended Stock Plan"). The Amended Stock Plan amends and restates the Company's original stock plan to reflect amendments to Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and to increase the number of shares reserved for issuance pursuant thereto. The Company solicited and received written consents approving the Amended Stock Plan from the holders of 2,248,113 shares of its Common Stock, out of a total of 3,735,200 shares of its Common Stock then outstanding. On November 20, 1996, upon receipt and tabulation of the requisite number of written consents, the Company notified all non-consenting shareholders who would have been entitled to vote upon such action of the approval of the Amended Stock Plan.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

           The Company's Common Stock is quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "AAFG." Trading of the Company's Common Stock on Nasdaq commenced on December 12, 1996. During the period from December 12, 1997 to January 31, 1997, the high bid quotation for the Common Stock as reported by Nasdaq was $5 1/4 and the low bid quotation, as so reported, was $ 3 3/32. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

           As of January 31, 1997, there were approximately 406 record holders of the Company's Common Stock.

DIVIDEND POLICY

         The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company's operations and to finance the expansion of its business.


SELECTED FINANCIAL DATA

         The following information is qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis or Plan of Operation" contained elsewhere in this Prospectus.

STATEMENT OF OPERATIONS DATA:

                                      THREE MONTHS                       YEAR ENDED
                                          ENDED        NINE MONTHS       OCTOBER 31,
                                       JANUARY, 31,       ENDED              1995           YEAR ENDED
                                          1995          OCTOBER 31,     (AGGREGATED)(1)     OCTOBER 31,
                                       (UNAUDITED)         1995           (UNAUDITED)          1996
                                       -----------     -----------        -----------      ----------
Revenues:
Store sales                             $530,665       $ 1,422,341       $1,953,006         1,401,266
Franchising revenue                          --            377,201          377,201           277,854
Equipment and product sales              143,799           550,726          694,525           561,067
                                       ---------       -----------      -----------       -----------
                                         674,464         2,350,268        3,024,732         2,240,187
                                       ---------       -----------      -----------       -----------

Operating expenses:
Cost of sales--equipment and
product costs and store
operations, exclusive of
depreciation and amortization            535,145         1,739,147        2,274,292         1,572,185
Cost of sales--franchising
activities, exclusive of
depreciation and amortization                --            213,408          213,408               --
Selling, general and
administrative expenses                  445,686         1,146,365        1,592,051         2,132,072
Depreciation and amortization             83,217           211,463          294,680           251,741
Settlement Costs--Employment
Contracts                                 56,784           170,352          227,136           224,341
                                       ---------       -----------      -----------       -----------
                                       1,120,832         3,480,735        4,601,567         4,180,339
                                       ---------       -----------      -----------       -----------

Operating loss                          (446,368)       (1,130,467)      (1,576,835)       (1,940,152)
Interest expense                          28,988            21,078           50,066            33,440
                                       ---------       -----------      -----------       -----------
Net loss                               ($475,356)      $(1,151,545)     ($1,626,901)      ($1,973,592)
Net loss per share(2)                     ($0.27)           ($0.84)          ($1.10)           ($1.85)
Weighted average number of common
shares outstanding(2)                  1,785,776         1,373,708        1,476,024         1,373,708

Balance Sheet Data:
                                         1/31/95          10/31/95         10/31/96
                                         -------          --------         --------

Working capital (Deficit)               (539,020)         (902,720)      (1,039,059)
Total assets                           1,743,561         1,338,794        2,188,474
Total liabilities                      1,170,207         1,386,967        2,013,250
Redeemable preferred stock                   --                --           562,678
Common stock                           1,277,000           876,150        3,360,136
Non-redeemable preferred stock            54,000         1,022,580          537,905
Additional paid in capital               365,000           365,000              --
Accumulated deficit                   (1,122,646)       (2,311,903)      (4,285,495)

----------
(1) Represents the total of results for the nine-month fiscal period ended October 31, 1995 and the immediately prior three-month interim period ended January 31, 1995.

(2) Gives effect to a one-for-two reverse split of the Company's Common Stock effected on December 5, 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this document. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. The Company changed its fiscal year end to October 31 from January 31 during calendar year 1995. Therefore, for purposes of the following discussion, the Company's unaudited interim results for the three months ended January 31, 1995 have been combined with its results for the nine months ended October 31, 1995, as reflected in its audited financial statements for the period then ended to reflect results for the 12-month period ended October 31, 1995 ("Fiscal 1995"), which have been compared to the results for the full fiscal year ended October 31,1996 ("Fiscal 1996").

RESULTS OF OPERATIONS--1996 AND 1995

         Sales revenues for Fiscal 1996 were $2,240,187, a decrease of $784,545, or 26%, from revenues of $3,024,732 in Fiscal 1995. This decrease is attributable to (i) a decrease in store sales of $551,740, or 28%, to $1,401,266 in Fiscal 1996 from $1,953,006 in Fiscal 1995, as a result of a reduction from five stores to three stores operated by the Company during the first three months of Fiscal 1996, and from five stores to four stores during the succeeding six months of Fiscal 1996, (ii) a decrease in equipment sales of $380,611, or 66%, to $199,398 in Fiscal 1996 from $580,009 in Fiscal 1995, primarily due to the fact that, during Fiscal 1996, the Company has focused on franchising activities rather than on sales of equipment to unaffiliated purchasers, and
(iii) a decrease in franchising activities of $99,347, or 26% to $277,854 in Fiscal 1996 from $377,201 in Fiscal 1995, consisting of a decrease in initial non-recurring revenue from the sale of Company-owned stores to franchisees of $247,777, or 100% to $0 in Fiscal 1996 from $247,777 in Fiscal 1995, and partially offset by an increase in initial non-recurring franchise and market development fees of $90,054, or 72%, to $215,378 in Fiscal 1996 from $125,324 in Fiscal 1995 and an increase in ongoing royalties of $58,376, or 1,424%, to $62,476 in Fiscal 1996 from $4,100 in Fiscal 1995. The decrease in sales revenues was substantially offset by an increase in commissary and product sales of $247,153, or 216%, to $361,669 in Fiscal 1996 from $114,516 in Fiscal 1995, as a consequence of a greater number of franchise stores and a concomitant increase in demand for product during Fiscal 1996.

         Management anticipates that future equipment and commissary sales will be dependent upon the Company's franchising activities rather than on sales to unaffiliated purchasers and that such sales will increase or decrease in direct proportion to the Company's success in expanding its system of franchise stores.

         Cost of sales decreased by $915,515, or 37%, to $1,572,185 in Fiscal 1996 from $2,487,700 in Fiscal 1995. This decrease is primarily due to a decrease in the sale of Company-owned stores to franchisees, decreased store sales and decreased equipment sales. Cost of sales as a percentage of product sales decreased to 80% in Fiscal 1996 from 86% in Fiscal 1995, reflecting the net effect of decreases in the sale of Company-owned stores to franchisees and in equipment sales and an increase attributable to the upgrading of the Company's Lodi, New Jersey commissary and production facility and increases in payroll and fixed overhead costs associated with expansion of this facility. To the extent that future increases in the Company's total revenues are attributable to franchise fees, market development fees and franchise royalties, costs of sales can be expected to decrease as a percentage of revenues. To the extent that franchise fees, market development fees and franchise royalties remain constant, cost of sales can be expected to remain constant as a percentage of revenues.

         Selling, general and administrative expenses increased by $540,021, or 34%, to $2,132,072 in Fiscal 1996 from $1,592,051 in Fiscal 1995. This increase is primarily due to (i) an increase in salaries and related costs of $334,067, or 64%, to $856,590 in Fiscal 1996 from $522,523 in Fiscal 1995, (ii) an increase in selling expense of $64,960, or 19%, to $409,674 in Fiscal 1996 from $344,714 in Fiscal 1995, primarily due to increased travel expenses related to franchise sales efforts, visits to proposed retail locations and provision of on-site store training and assistance, and (iii) an increase in professional fees of $39,562, or 43%, to $132,497 in Fiscal 1996 from $92,935 in Fiscal 1995, primarily associated with general corporate matters.

         Depreciation and amortization decreased by $42,940, or 15%, to $251,740 in Fiscal 1996 from $294,680 in Fiscal 1995, primarily as a consequence of the fact that the Company owned and operated two fewer stores for the first three months of Fiscal 1996 and one fewer store for the succeeding six months of Fiscal 1996.

         Interest expense decreased by $16,626, or 33%, to $33,440 in Fiscal 1996 from $50,066 in Fiscal 1995, as a consequence of a continued reduction in the ordinary course of business of the Company's outstanding debt.

         The net loss increased by $346,691, or 21%, to $1,973,592 in Fiscal 1996 from $1,626,901 in Fiscal 1995. To date, the Company has operated at a loss as a result of the application of resources in excess of revenues to develop its operating infrastructure in anticipation of additional franchise sales, Company-store growth and commissary growth. Consequently, total revenues are not yet sufficient to support the Company's overhead. Management anticipates that, during the fiscal year ending October 31, 1997, the Company's revenues will increase due to additional franchise sales, increased royalty income from existing stores, increased equipment sales to new franchisees, increased sales in existing Company-owned stores, and sales revenues from newly opened, Company-owned stores. Management believes tht the anticipated increase in revenues will enable the Company to meet its overhead by the end of the current fiscal year. There can be no assurance, however, as to whether, and to what extent, the Company will actually experience additional revenues from any of these sources. The Company's ability to operate profitably in the future is substantially dependent upon its ability to sell single unit and market development franchises and to open additional franchise stores, and to ensure that its existing Company-owned and franchise stores operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires significant capital to fund its working capital needs and its planned expansion. Revenues are not yet sufficient to support the Company's operating expenses but are expected to reach such levels during the next year. Cash used by operating activities for

Fiscal 1996 was $1,727,159. Cash and cash equivalents at October 31, 1996 aggregated $84,302 and the Company had a working capital deficit of $1,039,059.

         The aggregate amount of accounts payable and accrued expenses was $1,822,062 at October 31, 1996. It is the Company's policy to pay its vendors within 30 days (unless alternative payment terms are available on advantageous terms). The Company has been able to purchase inventory as required.

         Since its formation in 1993, the Company has funded its operations and capital expenditures primarily through capital contributions from its founders and private placements of its equity securities and by utilizing vendor credit.

         In April 1996, the Company completed the Private Placements of its Common Stock pursuant to which it received proceeds of $2,413,986, net of expenses of $48,514. Of the net proceeds, $410,000 consisted of property in the form of two unopened retail bagel stores in the final stages of construction. The proceeds from the Private Placements to date have been used to fund (i) the Company's operations; (ii) the voluntary redemption of shares of the Company's Preferred Stock; (iii) a reduction in trade payables; and (iv) the acquisition of capital assets. The Company intends to apply the remainder of these proceeds for working capital purposes.

         In December 1996 and January 1997, the Company completed an initial public offering of 1,265,000 shares of its Common Stock (including 165,000 shares to cover the underwriters' over-allotments) at a price to the public of $3.50, yielding net proceeds to the Company of $3,337,000. The Company intends to apply the net proceeds from the recently completed initial public offering to redeem Series A and Series B Preferred Stock, open additional Company-owned flagship stores, expand the Company's equipment inventory, relocate and consolidate its headquarters and commissary facilities, expand its marketing and promotional activities, reduce accounts payable and accrued expenses, develop its franchising system and for working capital and general corporate purposes. After completion of the initial public offering, the Company had working capital of approximately $2,100,000. Management anticipates that this working capital, [credit] and funds expected to be generated from operations will be sufficient to merit its capital requirements through the end of 1997.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of All American Food Group, Inc. and its subsidiaries, including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                          AUDITED FINANCIAL STATEMENTS


Report Of Independent Certified Public Accountants.................................................F-2

Consolidated Balance Sheets as of October 31, 1996 and 1995........................................F-3

Consolidated Statements of Operations for the Year Ended October 31, 1996 and
  the Nine Months Ended October 31, 1995...........................................................F-4

Consolidated Statements of Cash Flows for the Year Ended October 31, 1996 and
  the Nine Months Ended October 31, 1995...........................................................F-5

Consolidated Statements of Stockholders' (Deficit) for the Year Ended October
  31, 1996 and the Nine Months Ended October 31, 1995..............................................F-6

Notes to Consolidated Financial Statements.........................................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
All American Food Group, Inc.
Fairfield, New Jersey

We have audited the accompanying consolidated balance sheets of All American Food Group, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' deficit for the year ended October 31, 1996 and the nine month period ended October 31, 1995.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Food Group, Inc. and Subsidiaries as of October 31, 1996 and 1995, and their consolidated results of operations and cash flows for the year ended October 31, 1996 and the nine month period ended October 31, 1995, in conformity with generally accepted accounting principles.



DelSanto and DeFreitas
Closter, New Jersey


February 5, 1997

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                   October 31,          October 31,
                                                                                       1996                 1995
                                                                                -----------------    ----------------
                                    ASSETS
Current Assets:
   Cash                                                                                $84,302             $53,703
   Accounts receivable, net of allowances for possible losses of $12,000 and
     $15,000 respectively                                                              127,490             107,641
   Notes receivable, current portion                                                    97,115              13,505
   Inventories                                                                          66,580             123,649
   Prepaid expenses                                                                    407,516              45,251
                                                                                -----------------    ----------------
   Total Current Assets                                                                783,003             343,749

Property, Plant and Equipment, at cost less accumulated depreciation and
   amortization of $249,533 and $145,589 respectively                                  920,570             517,902
Intangible Assets, net of accumulated amortization of $418,460 and $270,663
   respectively                                                                        293,319             407,544
Security Deposits                                                                       31,148              30,234
Notes receivable - long term                                                           160,434              39,365
                                                                                -----------------    ----------------

     Total Assets                                                                   $2,188,474          $1,338,794
                                                                                =================    ================

                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Notes payable                                                                      $194,899               $--
   Accounts payable and accrued expenses                                             1,345,372           1,054,721
   Capitalized lease obligations--current maturities                                    75,517              75,653
   Loans from stockholders--current maturities                                          14,727              34,049
   Current maturities of long-term debt                                                  1,932               6,041
   Deferred franchising revenue, current portion                                       189,615              76,005
                                                                                -----------------    ----------------
          Total Current Liabilities                                                  1,822,062           1,246,469

Capitalized Lease Obligations                                                           25,300              84,502
Loans from stockholders                                                                  5,454              15,041
Long-term Debt                                                                              --               1,590
Deferred franchising revenue                                                           160,434              39,365
                                                                                -----------------    ----------------
          Total Liabilities                                                          2,013,250           1,386,967
                                                                                -----------------    ----------------

Commitments and contingencies
Redeemable preferred stock, no par value, Series A 115,000 shares issued and outstanding, Series B, 120,000 shares issued and outstanding, Redemption
   value of $625,000                                                                   562,678                --
                                                                                -----------------    ----------------
Stockholders' (Deficit):
  Non-redeemable convertible preferred stock, no par value, Series A, 190,000 shares authorized, 75,000 and 190,000 shares issued and outstanding respectively, Series B, 180,000 shares authorized, 60,000 shares and 80,000 shares issued and outstanding respectively, Series C, 1,600,000
   shares authorized, 982,503 and 1,369,500 shares issued and outstanding              537,905           1,022,580
   respectively
 Common Stock, no par value, 10,000,000 shares authorized, 1,867,661 and
   945,650 shares issued and outstanding respectively                                3,360,136             876,150
 Additional paid in capital                                                                 --             365,000
 Accumulated deficit                                                                (4,285,495)         (2,311,903)
                                                                                -----------------    ----------------
                                                                                      (387,454)            (48,173)
                                                                                -----------------    ----------------
   Total Liabilities and Stockholders' (Deficit)                                    $2,188,474          $1,338,794
                                                                                =================    ================

The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                                         Nine Months
                                                                                     Year Ended             Ended
                                                                                     October 31,         October 31,
                                                                                        1996                1995
                                                                                 ----------------     ---------------
Revenues:
   Store Sales                                                                       $1,401,266          $1,422,341
   Franchising revenue                                                                  277,854             377,201
   Equipment and product sales                                                          561,067             550,726
                                                                                 ----------------     ---------------
                                                                                      2,240,187           2,350,268
                                                                                 ----------------     ---------------
Operating Expenses:
   Cost of Sales--equipment and product costs and store operations, exclusive
     of depreciation and amortization                                                 1,572,185           1,739,147
   Cost of Sales--franchising activities, exclusive of depreciation and
     amortization                                                                       --                  213,408
   Selling, general and administrative expenses                                       2,132,072           1,146,365
   Depreciation and amortization                                                        251,741             211,463
   Settlement Costs--Employment Contracts                                               224,341             170,352
                                                                                 ----------------     ---------------
                                                                                      4,180,339           3,480,735
                                                                                 ----------------     ---------------
Operating loss                                                                       (1,940,152)         (1,130,467)

Interest expense                                                                         33,440              21,078
                                                                                 ----------------     ---------------

Net loss                                                                            ($1,973,592)        ($1,151,545)
                                                                                 ================     ===============

Adjusted net loss for net loss per common share calculation:
Net loss                                                                            ($1,973,592)        ($1,151,545)
Increase in carrying amount of redeemable preferred stock                              (562,678)            --
                                                                                 ================     ===============
Net loss attributable to common stock                                               ($2,536,270)        ($1,151,545)
                                                                                 ================     ===============

Shares outstanding:
   Weighted average number of common shares outstanding                                 943,150             943,150
   Additional shares                                                                    430,558             430,558
                                                                                 ----------------     ---------------
Adjusted shares outstanding                                                           1,373,708           1,373,708
                                                                                 ================     ===============

Net loss per common share                                                                ($1.85)              ($.84)
                                                                                 ================     ===============


The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                    Year Ended           Nine Months
                                                                                    October 31,             Ended
                                                                                       1996           October 31, 1995
                                                                                -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         ($1,973,592)         ($1,151,545)
                                                                                    ------------         ------------
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities
       Depreciation and amortization                                                    251,741              211,463
       Provision for possible losses on accounts receivable                              --                  (35,000)
       Gain on sale of subsidiary and retail store                                       --                  (34,369)
       Issuance of common stock for services                                             --                    1,750
       Decrease (increase) in:
         Accounts receivable                                                            (19,849)             (26,661)
         Inventories                                                                     57,069               58,715
         Prepaid expenses                                                              (362,265)             (15,251)
         Security deposits                                                                 (914)             (16,800)
       Increase (decrease) in:
         Accounts payable and accrued expenses                                          290,651              524,937
         Deferred franchise fee                                                          30,000               62,500
                                                                                -----------------    -----------------
           Total adjustments                                                            246,433              731,284
                                                                                -----------------    -----------------
           Net cash (used in) operating activities                                   (1,727,159)            (420,261)
                                                                                -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                 (96,612)             (43,503)
   Acquisition of intangible assets                                                     (33,572)              --
   Proceeds from sale of subsidiary and retail store, net of cash balance of
     subsidiary                                                                          --                   64,953
                                                                                -----------------    -----------------
     Net cash (used in) provided by investing activities                               (130,184)              21,450
                                                                                -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                             2,003,986               --
   Proceeds from issuance of preferred stock                                            200,000              541,480
   Redemption of preferred stock                                                       (416,997)            (100,000)
   Proceeds from issuance of notes payable                                              194,899               --
   Proceeds from capitalized lease obligations                                           10,900               17,843
   Payments of capitalized lease obligations                                            (70,238)             (52,587)
   Proceeds from loans from stockholders                                                 --                   33,250
   Payments of loans from stockholders                                                  (28,909)             (38,702)
   Proceeds from issuance of long-term debt                                              --                    3,250
   Payments of long-term debt                                                            (5,699)              (7,492)
                                                                                -----------------    -----------------
     Net cash provided by financing activities                                        1,887,942              397,042
                                                                                -----------------    -----------------

Net increase (decrease) in cash                                                          30,599               (1,769)

Cash--beginning of period                                                                53,703               55,472
                                                                                -----------------    -----------------

Cash--end of period                                                                     $84,302              $53,703
                                                                                =================    =================


The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                          NON-REDEEMABLE
                                                       COMMON STOCK                       PREFERRED STOCK              ADDITIONAL
                                             ----------------------------------   --------------------------------       PAID-IN
                                                 SHARES             AMOUNT           SHARES            AMOUNT            CAPITAL
                                             ---------------    ---------------   -------------    ---------------    --------------

BALANCE AT JANUARY 31, 1995                      1,355,650         $1,277,000         300,000            $54,000           $365,000
NINE MONTHS ENDED OCTOBER 31, 1995:
Conversion of common stock to preferred
   stock                                          (412,500)          (402,600)        825,000            402,600              --
Common stock issuance for services                   2,500              1,750            --                --                 --
Preferred stock issuance                             --                 --            614,500            565,980              --
Preferred stock redemption                           --                 --           (100,000)             --                 --
Other                                                --                 --               --                --                 --
Net Loss                                             --                 --               --                --                 --
                                             ---------------    ---------------   -------------    ---------------    --------------

BALANCE AT OCTOBER 31, 1995                        945,650            876,150       1,639,500          1,022,580            365,000

YEAR ENDED OCTOBER 31, 1996:
Conversion of preferred stock to common
   stock                                            35,000             70,000         (70,000)           (70,000)             --
Common stock issuance                              887,011          2,413,986            --                --                 --
Preferred stock issuance                             --                 --            200,000            200,000              --
Preferred stock redemption                           --                 --           (416,997)          (416,997)
Increase in carrying amount of redeemable
   preferred stock                                   --                 --           (235,000)          (197,678)          (365,000)
Net Loss                                             --                 --               --                --                 --
                                             ---------------    ---------------   -------------    ---------------   ---------------

                BALANCE AT OCTOBER 31, 1996      1,867,661         $3,360,136       1,117,503           $537,905             $--
                                             ===============    ===============   =============    ===============    ==============

                                                   RETAINED
                                                   (DEFICIT)           TOTAL
                                                 ---------------   ---------------

BALANCE AT JANUARY 31, 1995                        ($1,122,646)         $573,354
NINE MONTHS ENDED OCTOBER 31, 1995:
Conversion of common stock to preferred
   stock                                                 --                    0
Common stock issuance for services                       --                1,750
Preferred stock issuance                                 --              565,980
Preferred stock redemption                            (100,000)         (100,000)
Other                                                   62,288            62,288
Net Loss                                            (1,151,545)       (1,151,545)
                                                 ---------------   ---------------

BALANCE AT OCTOBER 31, 1995                         (2,311,903)          (48,173)

YEAR ENDED OCTOBER 31, 1996:
Conversion of preferred stock to common
   stock                                                 --                    0
Common stock issuance                                    --            2,413,986
Preferred stock issuance                                 --              200,000
Preferred stock redemption                               --             (416,997)
Increase in carrying amount of redeemable
   preferred stock                                       --             (562,678)
Net Loss                                            (1,973,592)       (1,973,592)
                                                 ---------------   ---------------

                BALANCE AT OCTOBER 31, 1996        ($4,285,495)        ($387,454)
                                                 ===============   ===============



The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (a) ORGANIZATION --

The Company was incorporated under the name Jutland Food Group, Inc. on September 27, 1993 under the laws of the State of New Jersey. On October 20, 1993, the Company acquired substantially all of the assets of Howberg Bakery Equipment Co., Inc., Bagels of New Milford, Inc. and Goldberg's Famous Bagels of Orangeburg, Inc., hereinafter referred to as the "Goldberg acquisition." The assets acquired consisted of a bagel equipment business and two retail bagel stores. On September 29, 1994, the Company acquired all of the outstanding stock of four interrelated corporations all conducting business under the tradename "Sammy's New York Bagels," hereinafter referred to as the "Sammy's acquisition." The acquisition consisted of three certified kosher retail bagel stores and a bagel production facility, all operating under rabbinical supervision. Both of these acquisitions have been accounted for under the purchase method of accounting in accordance with Accounting Principle Board Opinion No. 16. Effective October 31, 1995 the company changed its fiscal year to October 31st. The Company changed its name to All American Food Group, Inc. on October 24, 1995.

         (b) BUSINESS --

The Company is principally engaged in the development of a retail chain of franchised bagel stores, including the operation of a certain number of Company-owned stores for training and marketing and promotional activities, and the distribution of bagel bakery equipment and related products to the franchise system. The Company markets both single unit and market development franchise agreements. The Company, in the normal course of business, also markets stores it acquires to individuals who operate as franchisees. The Company franchises its concepts under the names "Goldberg's Original Old World Bagels" and "Sammy's New York Bagels."

The Company no longer actively engages in the sales of bagel bakery equipment to independent retail operators.

         (c) PRINCIPLES OF CONSOLIDATION --

The consolidated financial statements include the accounts of All American Food Group, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

         (d) CASH AND CASH EQUIVALENTS --

At October 31, 1996 cash represented monies on deposit in financial institutions.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

         (e) CONCENTRATION OF CREDIT RISK --

The Company maintains cash and cash equivalents with various financial institutions. Company policy is designed to limit exposure with any one institution. Credit risk with respect to trade accounts and notes receivable is minimal, due to the terms under which the Company transacts its business.

         (f) FAIR VALUE OF FINANCIAL INSTRUMENTS --

The Company estimates that the fair value of all financial instruments at October 31, 1996 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet based upon currently available information.

         (g) INVENTORIES --

Inventories are stated at the lower of cost (first-in, first-out ("FIFO")) or market.

         (h) PROPERTY, PLANT AND EQUIPMENT --

Equipment, fixtures and leasehold improvements are recorded at cost. Equipment under capital leases is recorded at the net present value of the associated lease payments. Major replacements or improvements are capitalized. Maintenance and repairs are charged to earnings as incurred. For financial statement purposes, depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from three to ten years.

         (i) INTANGIBLE ASSETS --

The values assigned to intangible assets result from the business combinations described in Note 1(a) and are based on an independent appraisal and management's estimates, and are being amortized on a straight-line basis over their estimated useful lives, which range from three and one-half to five years.

         (j) FRANCHISE REVENUE RECOGNITION --

Franchise revenue includes the sale of single unit franchises, the sale of Company-owned stores to franchisees, the sale of market development franchises and ongoing royalty and advertising fees.

Single unit franchise agreements ("Single Unit Agreements") provide for payment of a nonrefundable initial franchise fee (an "Initial Franchise Fee"), a weekly royalty on gross sales,

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

         (j) FRANCHISE REVENUE RECOGNITION--(CONTINUED)

and a weekly cooperative advertising fund contribution. The Company's material obligations under the terms of all Single Unit Agreements are assisting in site selection and franchisee training. Initial Franchise Fees under Single Unit Agreements are recognized as revenues when the Company has no further material obligations in respect of the establishment of such franchise, which occurs upon the opening of the store.

Market Development Agreements provide for the payment, by the Market Developer, of a nonrefundable initial fee (a "Market Development Fee") based on the size, population and overall market potential of the territory subject to the Market Development Agreement (the "Market Area"). The Market Developer assumes substantially all of the responsibilities that otherwise would be assumed by the Company, as franchiser within the Market Area. In exchange, the Market Developer receives (i) the exclusive right to build stores for the Market Developer's own account or to seek third party franchisees within the Market Area and (ii) the right to share with the Company, on a 50/50 basis, initial and ongoing single store fees within the Market Area. Under Market Development Agreements, the Company's obligations in respect of the development of single unit franchises within the Market Area are limited to (i) approval of franchisees presented by the Market Developer and (ii) approval of store sites. The Company has no further material obligations in respect of a Market Development Agreement at the time of execution of the Agreement. Market Development Fees paid in cash or by promissory notes fully collateralized by liquid assets or as to which the Company has obtained an independent third-party valuation, are recognized as revenues by the Company upon execution of the Market Development Agreement and payment of the fee. In the absence of such collateral or valuation, the Company recognizes Market Development Fees on a cash basis as payments on such notes are received. The Company records non-interest bearing notes with a term in excess of one year at a discount for imputed interest thereon. As of October 31, 1996 and 1995, the Company had deferred the recognition of $257,549 and $52,870 of revenues relating to notes from Market Developers. See notes 3 and 7.

The Company's portion of the Initial Franchise Fee on single unit franchises sold within a Market Developer's Market Area is recognized as revenues when the Company has no further material obligations in respect of the establishment of such franchise, which occurs upon opening of the store. As of October 31, 1996, the Company had no deferred revenue relating to stores in Market Developers' Market Areas.

The Company recognizes revenues from the sale of Company-owned stores to franchisees upon consummation of the sale transaction.

The Company recognizes franchise royalty revenue when it is earned.

Franchise revenue for the year ended October 31, 1996 of $277,854 consists of initial non-recurring franchise and market development fees of $37,500 and $177,878, respectively, and ongoing royalties of

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

         (j) FRANCHISE REVENUE RECOGNITION --(CONTINUED)

$62,476. Franchise revenue for the nine months ended October 31, 1995 of $377,201 consists of initial non-recurring franchise and market development fees of $7,500 and $117,824, respectively, initial non-recurring revenue from the sale of Company-owned stores of $247,777 and ongoing royalties of $4,100.

         (k) NET LOSS PER SHARE --

Net loss per common share was determined by dividing net loss, as adjusted, by the weighted average number of common shares outstanding, as adjusted. The net loss for the year ended October 31, 1996 was adjusted by an increase of $562,678 representing the increase in the carrying amount of redeemable preferred stock. (See Note 12). The weighted average number of common shares outstanding was adjusted by an increase of 430,558 shares for all periods presented. These additional shares represent the number of shares and options issued within the twelve months prior to May 3, 1996, when the Company filed a registration statement for an initial public offering (IPO), that were issued for consideration per share or at an exercise per share less than the anticipated IPO price of $3.50 per share. The treasury stock method has been used to determine the net increase in the number of shares outstanding. As such the computation of fully diluted net loss per share was anti-dilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same.

          (l) LONG-LIVED ASSETS --

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective February 1, 1994. The Company records impairment losses on long-lived assets used in operations, including goodwill and intangible assets, when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The adoption of SFAS No. 121 had no material impact on the Company's financial condition or results of operations for the year ended October 31, 1996 or for the nine months ended October 31, 1995.

         (m) STOCK OPTIONS --

The Company has granted stock options to an employee, a director, a key vendor and a customer with an exercise price not less than fair market value per share of common stock on the date the option was granted. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation or other expense for the stock option grants.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

         (n) RECLASSIFICATIONS --

Certain reclassifications have been made in the prior nine month financial statements to conform with the presentation in the current-year financial statements.

         (o) USE OF ESTIMATES --

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. INVENTORIES:

Inventories at October 31, consist of the following:

                                                   1996                 1995
                                            --------------        -------------

         Food and paper products            $       37,774        $      69,544
         Equipment and parts                        28,806               54,105
                                            --------------        -------------
         Total inventories
                                            $       66,580        $     123,649
                                            ==============        =============

3. NOTES RECEIVABLE:

Notes receivable at October 31, represent the present value of the unpaid portion of the Market Development Fees due in connection with the sales of Market Areas (including a sale to a shareholder of the Company).

The notes, which are non-interest bearing and have been discounted based on an imputed interest rate of 9%, are as follows:

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996


3. NOTES RECEIVABLE:--(CONTINUED)

                                                                          1996              1995
                                                                        -------           --------
        Notes receivable, paid by the application of 50%
            of compensation due to Market Developer                     $ 48,230           $52,870
        Notes receivable, due in quarterly installments of
            $20,000                                                      209,319              --
                                                                        --------           -------
                                                                         257,549            52,870
         Less current portion                                             97,115            13,505
                                                                        --------           -------
                                                                        $160,434           $39,365
                                                                        ========           =======


4. FIXED ASSETS:

Fixed assets and accumulated depreciation at October 31, consist of the following:

                                                                                               Estimated
                                                             1996            1995            Useful Lives
                                                             ----            ----            ------------

Machinery and equipment - retail stores                    $ 495,182        $333,237              7 years
Office furniture and warehouse equipment                     172,200         169,951              7 years
Trucks and delivery vehicle                                   31,370          26,370         3 to 5 years
Leasehold improvements - retail stores                       243,155         133,933        Term of lease
Construction in progress                                     228,196            --
                                                           ---------        --------
                                                           1,170,103         663,491
Accumulated depreciation                                    (249,533)       (145,589)
                                                           ---------        --------
Fixed assets, net of accumulated depreciation              $ 920,570        $517,902
                                                           =========        ========

Depreciation expense aggregated $103,944 and $81,214 for the year ended October 31, 1996 and the nine months ended October 31, 1995, respectively. At October 31, 1996 certain debt is collateralized by approximately $270,000 of fixed assets.

5. INTANGIBLE ASSETS:

Intangible assets and accumulated amortization at October 31, are as following:

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996


5. INTANGIBLE ASSETS:--(CONTINUED)

                                                                                  Estimated
                                                   1996                1995      Useful Lives
                                              ------------         ----------    ------------

          Kosher certification                $ 165,771            $165,771           5 years
          Non-compete agreements                216,789             216,789           4 years
          Lease acquisition costs                33,572                --            10 years
          Favorable lease agreement               7,891               7,891       3 1/2 years
          Customer lists                         93,970              93,970           4 years
          Proprietary formula                   135,513             135,513           5 years
          Drawings and blueprints                58,273              58,273           5 years
                                               ---------           --------
                                                711,779             678,207
          Accumulated amortization             (418,460)           (270,663)
                                               ---------           --------
          Intangible assets, net of
             accumulated amortization         ($293,319)           $407,544
                                               =========           ========

Amortization expense aggregated $147,797 and $130,249 for the year ended October 31, 1996 and the nine months ended October 31, 1995, respectively.

6.  NOTES PAYABLE:

Notes payable at October 31, 1996 consisted of $147,899 due to an officer and $46,900 due to three unrelated individuals. The notes are due on demand and bear interest at rates ranging from 6% to 10%.


7. DEFERRED FRANCHISING REVENUE:

Deferred franchising revenue at October 31, represents Initial Franchise Fees received in connection with single store franchises where the stores have not yet opened and the present value of the portion of the Market Development Fee paid by means of non-interest bearing notes as to which the Company has not as yet recognized revenue, and are as follows:

                                                                          1996           1995
                                                                       ----------     ----------
          Single store, Initial Franchise Fees received,
               stores not yet open                                      $ 92,500       $ 62,500
          Market development fees                                        257,549         52,870
                                                                         -------      ---------
                                                                         350,049        115,370
          Less current portion                                           189,615         76,005
                                                                         -------      ---------
         Deferred franchising revenue, long-term                        $160,434       $ 39,365
                                                                        ========      =========

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996


8. EQUIPMENT LEASE OBLIGATIONS:

The Company and its subsidiaries are obligated under various equipment lease arrangements which have been capitalized in the accompanying financial statements. Property, plant, and equipment presented on the consolidated balance sheet includes approximately $270,000 of assets capitalized under these leasing arrangements. Accumulated depreciation recorded on these assets approximated $86,000 at October 31, 1996. These lease obligations are due in monthly installments including interest expense at annual interest rates ranging from 8.3% to 24.5%. The lease obligations are payable through dates ranging from November 1996 through May 1999.

The future minimum payments required under the lease arrangements with their present value at October 31, 1996 are as follows:

                                               Present         Interest        Minimum
          Year Ended October 31,                 Value         Expense         Payments
          ----------------------                 -----         -------         --------

                      1997                    $ 75,517         $13,733         $ 89,250
                      1998                      22,781           2,210           24,991
                      1999                       2,519             128            2,647
                                              --------         -------         --------
                                              $100,817         $16,071         $116,888
                                              ========         =======         ========

9. LOANS FROM STOCKHOLDERS:

Loans from stockholders primarily consist of obligations assumed in the Sammy's acquisition. These loans are due in monthly installments including interest expense at annual rates ranging from 5.0% to 16.76%. The loans are payable through dates ranging from November 1996 through February 1999.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996


9. LOANS FROM STOCKHOLDERS:--(CONTINUED)

The future minimum payments required under the loans, with their present value at October 31, 1996, are as follows:

                                                Present         Interest         Minimum
          Year Ended October 31,                 Value          Expense          Payments
          ----------------------                 -----          -------          --------

                       1997                     $14,727         $    879          $15,606
                       1998                       4,057              180            4,237
                       1999                       1,397               15            1,412
                                                -------         --------          -------
                                                $20,181         $  1,074          $21,255
                                                =======         ========          =======

10. LONG-TERM DEBT:

Long-term debt at October 31, is summarized as follows:

                                                                               1996         1995
                                                                               ----         ----
          Note payable to bank payable in monthly installments of
          $405 plus interest at 1.5% above the prime rate, through
          February 1997, secured by equipment                                 $1,042       $6,041

          Note payable to individual in monthly installments of $153 including interest at the annual rate of 12.5%, payable
          through April 1997                                                     890        1,590
                                                                              ------       ------
                                                                               1,932        7,631
          Less current portion                                                 1,932        6,041
                                                                              ------       ------
          Long-term debt                                                      $   --       $1,590
                                                                              ======       ======

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996


11. INCOME TAXES:

The Company has adopted SFAS No. 109 and is a C Corporation subject to federal and state income taxes with a fiscal year ended October 31.

At October 31, the cumulative temporary differences resulted in net deferred assets or liabilities consisting primarily of:

                                                                           1996             1995
                                                                           ----             ----
                   Deferred tax assets:

                       Accounts receivable reserves                   $     12,000      $    15,000
                       Net operating loss carryforwards                  2,400,000          750,000
                                                                         ---------          -------
                                                                         2,412,000          765,000
                       Less valuation allowance                          2,021,000           99,000
                                                                         ---------           ------

                             Deferred tax assets, net                      391,000          666,000

                   Deferred tax liabilities:

                       Difference between assigned values and
                       the tax bases of assets and liabilities
                       resulting from the Goldberg and Sammy's
                       acquisitions                                        391,000          666,000
                                                                           -------          -------

                   Net deferred tax assets (liabilities)              $     --          $    --
                                                                      ============      ===========

For income tax reporting, the Company has net operating loss carryforwards available to reduce future federal and state income taxes of approximately $2,400,000. These loss carryforwards will expire in the years 2003 and 2011, respectively, for state and federal tax purposes.


12. REDEEMABLE AND NON-REDEEMABLE CONVERTIBLE PREFERRED STOCK:

The Company issued 190,000 shares of Series A (180,000 shares issued to Mr. Goldberg and 10,000 shares to a third party) and 180,000 shares of Series B Convertible Preferred Stock in connection with the Goldberg's and Sammy's acquisitions, respectively. The Certificate of Designation stipulates that certain of these shares are redeemable if certain events occur as follows:

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996


12. REDEEMABLE AND NON-REDEEMABLE CONVERTIBLE PREFERRED STOCK:--(CONTINUED)

         SERIES A SHARES:

In the event that the Company completes an underwritten initial public offering of its common stock yielding net proceeds to the Company (after deduction of offering costs, commissions, attorneys fees, or other costs and expenses in connection with such offering) of more than $2,000,000, then within 30 days following the closing of such offering, the Company will offer to redeem the lesser of 40,000 shares or the number of shares of Series A Preferred Stock then outstanding, at a redemption price of $5.00 per share. The holder of Series A Preferred Stock can accept the offer or can convert the shares held into an equal number of shares of common stock of the Company.


On August 12, 1996, the Company entered into a Modification and Settlement Agreement which altered the redemption provision described above. Under the new terms, Mr. Goldberg would convert 65,000 shares of his Series A Preferred Stock to an equal number of shares of Common Stock and pursuant to which, among other things, the Company would redeem his remaining 115,000 Series A shares for $25,000.

         SERIES B SHARES:

In the event that the Company completes, in a single transaction, a capital infusion of more than $1,000,000 (net of any offering costs, commissions, attorneys fees, or other costs and expenses in connection with such equity infusion), then within 30 days following the closing of such offering, the Company shall offer to redeem the lesser of 60,000 shares or the number of shares of Series B Preferred Stock then outstanding, at a redemption price of $5.00 per share. The holder of Series B Preferred Stock can accept the offer or can convert the shares held into an equal number of shares of the common stock of the Company.

In the event that the Company completes an underwritten initial public offering of its common stock and any shares of Series B Preferred Stock remain outstanding 24 months following the effective date of the registration statement filed with the Securities and Exchange Commission in respect of such initial public offering, then within 30 days following the expiration of such 24 month period, the Company shall offer to redeem the lesser of 60,000 shares, or the number of shares of Series B Preferred Stock then outstanding, at a redemption price of $5.00 per share. The holder of Series B Preferred Stock can accept the offer or can convert the shares held into an equal number of shares of the common stock of the Company.

At October 31, 1996 the present value of the amount necessary to redeem the maximum number of shares of Series A and Series B Convertible Preferred Stock has been reflected in the accompanying consolidated financial statements as Redeemable Preferred Stock, Series A and Series B.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996


12.  REDEEMABLE AND NON-REDEEMABLE CONVERTIBLE PREFERRED STOCK:--(CONTINUED)

         SERIES B SHARES:--(CONTINUED)

The following presents the carrying amounts of the Series A and Series B Preferred Stock and the accretion (increase in the carrying amount) for the year ended October 31, 1996 and the redemption amounts for the preferred shares. At October 31, 1996, the accretion created a charge to paid in capital of $365,000 and a charge to non-redeemable preferred stock of $197,678.

                                                          Carrying Amounts
                                                                 and
                                                          Accretion for the
                                                             Year Ended                Redemption
                               Number of Shares           October 31, 1996               Amount
                               ----------------           ----------------               ------
Series A                          115,000                       $ 24,439                $ 25,000
Series B                          120,000                        538,239                 600,000
                                  -------                       --------                --------
                                  235,000                       $562,678                $625,000
                                  =======                       ========                ========


The maturity schedule of the anticipated redemptions is as follows:

                     Year Ended October 31,                     Amount
                     ----------------------                     ------
                             1997                             $325,000
                             1999                              300,000
                                                              --------
                                                               625,000
                  Less unrecognized accretion                   62,322
                                                              --------
                  Carrying amount at October 31, 1996         $562,678
                                                              ========


The unrecognized accretion will be recorded over the period to anticipated redemption using the interest method.

The Company has also issued a total of 982,503 shares of Series C Non-redeemable Convertible Preferred stock in a series of transactions. The Certificate of Designation for this series provides that the Company may, at its sole option, redeem all or part of the stock for $5.00 a share, subject to the holder's election to convert the shares into an equal number of common shares of the Company. The shares have no conditions under which the Company must redeem all or portion of theses shares.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996


12.  REDEEMABLE AND NON-REDEEMABLE CONVERTIBLE PREFERRED STOCK:--(CONTINUED)

         SERIES C PREFERRED STOCK:

As discussed in Note 13, Related Party Transactions, the Company agreed to a voluntary redemption of 416,997 shares of this stock during the six months ended April 30, 1996. The Company does not intend to voluntarily redeem any additional shares of non-redeemable preferred stock.

13. RELATED PARTY TRANSACTIONS:

As described above, during the year the Company voluntarily redeemed 416,997 shares of Series C Preferred Stock. Of this total 401,997 shares were redeemed from an affiliate, Blue Chip Computerware, Inc., for consideration of $1.00 per share, equivalent to the price Blue Chip paid to acquire the shares. This was done in connection with the financial reorganization of Blue Chip. As of October 31, 1996, the Company had borrowed $147,899 from an officer of the Company. See
Note 6.

14. STOCK OPTIONS:

The Company has granted options to purchase 120,000 shares of the Company's common stock, consisting of 40,000 options granted to a key vendor, 25,000 options granted to a director, 5,000 options granted to a customer and 50,000 options granted to the Company's Chief Financial Officer. The options are exercisable at prices ranging from $1.00 to $2.00 per share and expire five years after they were issued on dates ranging from January 31, 2000 through January 31, 2001.

The options are exercisable at any time during the period they are outstanding. The following summarized the activity during the periods presented.

                                                                                 Option Price
                                                                 Shares            Per Share
                                                                 ------          -------------
         Options outstanding at February 1, 1995                  None
         Granted                                                  40,000          $1.00
                                                                --------
         Options outstanding at October 31, 1995                  40,000          $1.00
         Granted                                                  80,000          $2.00
                                                                --------
         Options outstanding at October 31, 1995                 120,000          $1.00 to $2.00
                                                                ========

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996


15. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                                   Nine Months
                                                             Year Ended               Ended
                                                          October 31, 1996       October 31, 1995
                                                          ----------------       ----------------

Interest paid                                                 $ 32,648               $21,078
Income taxes paid                                                   --                    --

Non-cash investing and financing activities:
   Exchange of common stock for capital
   assets                                                     $410,000               $    --
   Sale of market area for note                                209,289                52,870
   Exchange of accounts receivable for notes payable                --                50,000
   Issuance of preferred stock for debt                             --                23,500

16. COMMITMENTS AND CONTINGENCIES:

         (a) SAMMY'S FRANCHISING FEES --

During the first sixty months after the Sammy's acquisition, the former shareholders of the sellers are entitled to receive monthly payments equal to 10% of the single unit franchising fees paid to the Company, and during the first twelve months after the acquisition and 20% of the fees collected on international licensing or franchising.

         (b) LEASES --

The Company rents real and personal property under various non-cancelable leases expiring at various dates through 2005. Certain of the leases include renewal options and provisions for additional rental payments based on various formulas such as cost of living adjustments, real estate tax and operating expense escalations and escalations based on gross revenues. Total rent expense charged to operations approximated $277,000 and $166,000 for the year and nine months ended October 31, 1996 and 1995, respectively. These amounts include contingent rental expense of approximately $21,000 and $7,000, respectively.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996


16. COMMITMENTS AND CONTINGENCIES:--(CONTINUED)

         (b) LEASES--(CONTINUED)

Minimum annual rental commitments under leases in effect at October 31, 1996 are summarized as follows:

                                                                 Equipment
                  Year Ended October 31,        Real Estate       & Other
                  ----------------------        -----------      ---------
                           1997                 $  213,000         $18,000
                           1998                    198,000           4,000
                           1999                    197,000          --
                           2000                    165,000          --
                           2001                    155,000          --
                           Later years             550,000          --
                                                   -------         -------
         Total minimum lease payments           $1,478,000         $22,000
                                                ==========         =======


         (c) EMPLOYMENT AGREEMENTS --

The Company entered into employment contracts with the three principal former shareholders of Sammy's as part of the acquisition. The employment contracts provide for annual salaries through December 31, 1996 and include non-compete covenants through December 31, 1998. The Company's aggregate obligation for future payments under these agreements was $35,000 at October 31, 1996.

The total compensation expense under these agreements for the year ended October 31, 1996, and for the nine months ended October 31, 1995 was $224,341 and $170,352, respectively, and such amounts have been reflected as Settlement Costs--Employment Contracts on the accompanying Statement of Operations.

         (d)  CONTINGENCIES --

From time to time the Company is involved in litigation arising in the ordinary course of its business. The Company is not currently engaged in any legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on the accompanying financial statements.

17. PRIVATE PLACEMENTS:

During the year ended October 31, 1996, the Company completed private placements (the "Private Placements") of its common stock pursuant to which it received an aggregate of $2,413,986, net of expenses of $48,514. Included in the proceeds was property consisting of two retail bagel stores in the final stages of construction, valued at $410,000.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996


18. SUBSEQUENT EVENTS:

         REVERSE STOCK SPLIT --

As of December 5, 1996, the Company effected a one-for-two reverse split of the Company's Common Stock, completion of which is a condition to the closing of the Offering. As a consequence of the reverse stock split and certain related adjustments, each share of Series A Preferred Stock and Series B Preferred Stock remains convertible on a one-for-one basis and each share of Series C Preferred Stock is convertible into one-half share of Common Stock. These financial statements, including the notes thereto, give effect to this reverse stock split.

         INITIAL PUBLIC OFFERING --

On December 17, 1996, the Company completed an initial public offering of 1,100,000 shares of the Company's common stock for a public offering price of $3.50 per share or an aggregate of $3,850,000. In January of 1997, the Company sold an additional 165,000 shares on the same terms upon exercise of the underwriter's overallotment option, for an aggregate of $577,500. Costs associated with this offering totaled approximately $1,090,000.

The Company also sold to the Underwriter, for nominal consideration, warrants to purchase 110,000 shares of the Company's common stock. These warrants have not been exercised and expire in 2001.

         LEASE OBLIGATION --

In December 1996, the Company entered into a ten year lease for 20,000 square feet of combined office and manufacturing space. The Company intends to relocate its executive office and bagel producing commissary to this new facility on April 1, 1997.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
         EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY PERSONNEL

         The current directors, executive officers and key personnel of the Company are as follows:

          NAME                            AGE     POSITIONS WITH THE COMPANY
 ---------------------------------        ---     --------------------------
 Directors and Executive Officers:
 Andrew Thorburn                          53      Chairman of the Board, President and
                                                  Chief Executive Officer
 Chris R. Decker                          49      Director, Executive Vice President,
                                                  Chief Financial and Administrative
                                                  Officer
 John Chitvanni                           48      Director
 Anthony G. Foster                        40      Chief Operating Officer
 Guy McNeil                               40      Vice President, Operations
 Key Personnel:
 Raymond Johnson                          31      District Manager
 Larry Wiese                              31      Director of Design and Equipment
 Tom Lisker                               64      Consulting Advertising Director

         Each director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified or until his earlier resignation or removal. All officers serve at the discretion of the Board of Directors.

         Pursuant to the Underwriting Agreement entered into between the Company and R.T.G. Richards & Co., Inc. ("Richards"), on December 11, 1996, Richards has the right to appoint one member of the Company's Board of Directors. To date, Richards has not exercised this right.

         The following sets forth certain biographical information with respect to the directors, executive officers and key personnel of the Company.

DIRECTORS AND EXECUTIVE OFFICERS

         ANDREW THORBURN has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since October 1993. From 1987 until October 1993, he was Chairman, President and Chief Executive Officer of Jutland Enterprises, Inc., Somerset, New Jersey, founder of the Company and the was the franchiser of Treats Bakery Stores ("Treats") and Perkits Frozen Yogurt ("Perkits"). From December 1994 to February 23, 1996, he served as Chairman of the Board (a non-executive position) of Blue Chip Computerware, Inc. ("Blue Chip"), which became a shareholder on July 1, 1994, but no longer is a shareholder of the Company. He has been in the food industry since 1985 and prior to that time was Chief

Marketing Officer of H.C. Copeland and Associates, Inc., a subsidiary of the Travelers Insurance Company, which he helped to develop from a start-up venture into a national sales company with 600 employees.

         CHRIS R. DECKER became Chief Financial and Administrative Officer of the Company in May 1995, after serving for two years, first as a Divisional Controller and later Assistant Corporate Controller, for Leslie Fay Corporation, a leading apparel manufacturer. Previously, Mr. Decker, a certified public accountant, worked with Mr. Thorburn as a consultant to various franchised food operations, including Arby's and Schlotsky's. From 1988 to 1993, he and Mr. Thorburn were chief operating officers and franchisers of Treats and Perkits. Prior to that time, Mr. Decker had worked for eight years at Deloitte & Touche, where he served as an audit supervisor during his last two years.

         JOHN CHITVANNI joined the Company's Board of Directors in March 1994. He has been President of National Restaurant Search, a national search firm in the hospitality industry, since 1981. He has 25 years of experience in the food industry and previously was employed by Brigham's, Inc. and as a Regional Manager for Dunkin Donuts Corp. Mr. Chitvanni attended Boston State College. He has served as a guest speaker at industry conventions, written articles for various industry publications and was a contributing author for the book "Dining in Corporate America."

         ANTHONY G. FOSTER has been Chief Operating Officer of the Company since January 1, 1996. Prior to that time, he spent five years with Arby's Inc., where he had most recently been Vice President of Franchising and he previously served as National Franchise Director for McMaid, Inc. and United Consumers Club of Mericille, Indiana. From 1982 to 1986, Mr. Foster was with the 7-Eleven Division of Southland Corporation, where he was responsible for all franchise development in New England and approximately 40% of the personnel function for the 425 stores and corporate offices in the Northeast Division. He received his BS in Management and Industrial Relations from the University of Bridgeport.

         GUY MCNEIL became Vice President, Operations, of the Company in November 1995. From October 1994 until November 1995, Mr. McNeil was a consultant in the food service industry and was actively involved in personal business ventures for his own account. Until October, 1994, he was Director of Operations for Mrs. Field's Cookies, where he supervised 142 stores and 12 district managers in the Northeastern U.S. and Canada. From 1984 through 1989,he was the East Coast Director of Village Inn Restaurants, where he was responsible for 26 stores and four area managers in Eastern and Central Florida. Mr. McNeil earned his business degree at Muskingum College in New Concord, Ohio.

KEY PERSONNEL

         RAYMOND JOHNSON has been with the Company as District Manager since March 25, 1996. His prior food service experience includes the development and successful operation of restaurants under the Rainbow Cafe (Charlotte, NC), T.G. Armadillos (Harrisonburg, VA) and Ball Meade (Harrisonburg, VA) concepts between 1986 and 1995. Mr. Johnson attended James Madison University where he majored in Hotel and Restaurant Management.

         LARRY WIESE has been with the Company as Director of Design and Equipment since its formation and, from 1990 until 1993, was employed by the Howberg Equipment Company, one of the Company's predecessor companies, where he was responsible for purchasing, shipping, and scheduling for construction and installation of bagel equipment nationally.

         TOM LISKER has been associated with the Company and its predecessors since 1986 in his capacity as a principal of LGS, Inc., an advertising agency located in New York City. Mr. Lisker serves as a consultant to the Company on advertising and promotional campaigns, public relations and the development of store design and concepts. He has extensive experience in the food service industry and has provided advertising, public relations and promotional advice for a number of clients within the industry, including General Foods, General Mills, Howard Johnson's and Lum's Restaurants.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following summary compensation table sets forth certain information regarding compensation paid during each of the indicated fiscal periods to the person serving as the Company's Chief Executive Officer during the last year.

                                                                 FISCAL       ANNUAL
         NAME AND PRINCIPAL POSITION                            PERIOD(1)     SALARY     OTHER(2)
         ---------------------------                            ---------     ------     --------
 Andrew Thorburn, Chief Executive Officer                         1996       $100,663       --
                                                                  1995         39,000       --
                                                                  1994         26,000       --

 Chris  Decker, Chief Financial and Administrative                1996       $102,500       --
 Officer
                                                                  1995         46,000       --
                                                                  1994         --           --

 Anthony Foster, Chief Operating Officer                          1996       $101,763    $17,881 (3)
                                                                  1995         --           --
                                                                  1994         --           --

----------

(1) The Company's 1996 fiscal period was from November 1, 1995 to October 31, 1996, its 1995 fiscal period was from February 1, 1995 to October 31, 1995 and its 1994 fiscal period was from February 1, 1994 through January 31, 1995.

(2) Excludes perquisites and other personal benefits otherwise categorized as salary which in the aggregate as for each of the named persons did not exceed 10% of the total annual salary for each person.
(3)   Consists solely of temporary housing allowance payments.

         Pursuant to the terms of the Underwriting Agreement between the Company and the underwriters in its initial public offering, the Company has agreed that, during the period ending December 31, 1997, it will not, without the underwriters' consent, increase the compensation paid or payable, or grant stock options to any executive office of the Company except pursuant to the Company's Omnibus Stock Option Plan.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT

         The Company became subject to the requirements of the Securities Act of 1934 upon the effectiveness of its Registration Statement on Form 8-A on December 12, 1996. Inasmuch as this occurred subsequent to the close of the Company's fiscal year on October 31, 1996, the Company's executive officers and directors were not required to file reports of beneficial ownership and changes in beneficial ownership of the Company's Common Stock during the fiscal year ended October 31, 1996.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth, as of January 31, 1997, certain information as to the beneficial ownership of Common Stock of each of the Company's directors, all officers and directors as a group, and each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock.

                                                     AMOUNT AND NATURE
         NAME AND ADDRESS OF BENEFICIAL                 OF BENEFICIAL
         STOCKHOLDER                                     OWNERSHIP(1)          PERCENTAGE OF CLASS
         --------------------------------              ---------------         -------------------
         Andrew Thorburn                                   440,101                     13.76%
         9 Law Drive
         Fairfield, NJ 07006

         Chris R. Decker                                 150,211(2)                    4.56%
         9 Law Drive
         Fairfield, NJ 07006

         John Chitvanni                                   40,233(3)                    1.24%
         135 Beechtree Lane
         Roswell, GA 30075

         Anthony G. Foster                                30,000(4)                    0.94%
         9 Law Drive
         Fairfield, NJ 07006

         Guy McNeil                                       8,000(5)                       *
         9 Law Drive
         Fairfield, NJ 07006

         All officers and directors as a group
         (5 persons)                                     668,545(6)                    19.89%

----------

  *  Less than 1%.

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Common Stock indicated. Beneficial ownership is calculated in accordance with Rule 13-d-3(d) under the Exchange Act.

(2) Consists of 100,211 shares of Common Stock and currently exercisable options (expiring January 1, 2001) to purchase 50,000 shares of Common Stock ranging from $2.00 to $3.13 per share.

(3) Consists of 233 shares of Common Stock and currently exercisable options (expiring from November 1, 2000 to January 1, 2001) to purchase 35,000 shares of Common Stock at a per share price ranging from $2.00 to $3.13 held by Mr. Chitvanni and 5,000 shares of Common Stock held jointly by Mr. Chitvanni and his spouse. The 5,000 jointly-held shares have been registered pursuant to the Company's Registration Statement in connection with its initial public offering (the "Registration Statement") and are subject to the Chitvannis' agreement to refrain from selling, transferring, assigning, pledging or hypothecating in any way such shares until the later of June 9, 1997, or 365 days following their initial purchase from the Company and to refrain from transferring, assigning or selling any shares of Common Stock held thereby until December 17, 1998, without the underwriters' consent, unless the transferee, assignee or purchaser agrees to be bound by the same transfer restriction.

(4) Consists of 5,000 shares of Common Stock and currently exerciseable options (expiring January 1, 2001) to purchase 25,000 shares of Common Stock at $3.13 per share. Does not include 6,500 shares of Common Stock owned by Mr. Foster's mother-in-law, who shares Mr. Foster's residence. Mr. Foster disclaims beneficial ownership of these shares. All of the shares owned by Mr. Foster and his mother-in-law have been registered pursuant to the Registration Statement and are subject to the holders' agreement to refrain from selling, transferring, assigning, pledging or hypothecating in any way such shares until the later of June 9, 1997, or 365 days following their initial purchase from the Company and, with respect to the 5,000 shares held directly by Mr. Foster, to refrain from transferring, assigning or selling such shares until December 17, 1998, without the underwriters' consent, unless the transferee, assignee or purchaser agrees to be bound by the same transfer restriction.

(5) Consists of 5,000 shares of Common Stock and currently exerciseable options (expiring January 31, 2001) to purchase 3,000 shares of Common Stock at a per share price of $3.13. The 5,000 shares of Common Stock have been registered pursuant to the Registration Statement, subject to Mr. McNeil's agreement to refrain from selling, transferring, assigning, pledging or hypothecating in any way such shares until the later of June 9, 1997, or 365 days following their initial purchase from the Company and to refrain from transferring, assigning or selling such shares until December 17, 1998, without the underwriters' consent, unless the transferee, assignee or purchaser agrees to be bound by the same transfer restriction.

(6) Includes all shares reflected above as beneficially owned by Messrs. Thorburn, Decker, Chitvanni, Foster and McNeil.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1994, Andrew Thorburn, the Chairman, President and Chief Executive Officer of the Company, was elected to the Board of Directors of Blue Chip Computerware, Inc. ("Blue Chip") which, at that time, owned approximately 44% of the Company's outstanding Common Stock. Shortly thereafter, Mr. Thorburn was elected as Chairman of the Blue Chip Board of Directors, a non-executive position. Mr. Thorburn served in this capacity until his resignation on February 23, 1996. Mr. Thorburn received no compensation for his services as a member or Chairman of the Blue Chip Board of Directors and owns no Blue Chip securities.

         In March of 1995, the Company exchanged 825,000 shares of its Series C Redeemable Convertible Preferred Stock for 412,500 shares of its Common Stock owned by Blue Chip. Subsequently, during 1995, Blue Chip purchased an additional 475,000 shares of the Series C Preferred Stock for which the Company received aggregate consideration of $475,000. During 1996, the Company voluntarily redeemed 402,000 shares of the Series C Preferred Stock held by Blue Chip at a price of $1.00 per share.

         Blue Chip has sold or otherwise disposed of all of its shares of the Company's Common and Series C Preferred Stock and is no longer a shareholder of the Company.

         Shortly after the Company's incorporation in 1993, Jutland Enterprises, Inc., a Delaware corporation and the founder of the Company, acquired 468,750 shares of the Company's Common Stock for consideration consisting of $300,000 in cash and $277,000 in assets. At the same time, Andrew Thorburn, then Chairman, President, Chief Executive Officer of both Enterprises and the Company, and a principal owner of Enterprises, acquired an additional 156,250 shares of the Company's Common Stock in exchange for 400,000 shares of Enterprises Common Stock. Enterprises subsequently distributed to its stockholders 394,054 of the shares of the Company's Common Stock issued to it in 1993, retaining the remaining 74,696 such shares to satisfy any residual liabilities of Enterprises, which no longer is a significant shareholder of the Company. By letter dated December 5, 1996, counsel to a judgment creditor of Enterprises with a claim in the amount of approximately $400,000, representing a substantial majority of the dollar value of residual claims known to management of Enterprises, informed counsel to the Company that such creditor may attempt to assert liability against the Company to satisfy such creditor's claim against Enterprises. In the event that the creditor were to make a formal claim against the Company, management believes such claim would be without merit and would contest liability vigorously.

         The Company believes that each of the foregoing transactions has been on terms no less favorable to the Company than those that could have been obtained from unaffiliated parties. It is the Company's intent that, in the future, transactions with affiliated parties will be approved by a majority of the Company's disinterested directors or otherwise as permitted by applicable law. Any such future transactions are expected to be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a) The exhibits required to be filed by this report are listed in the Exhibit Index which commences on page 32 hereof.

         (b)      Reports on Form 8-K:

         The Company has filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ALL AMERICAN FOOD GROUP, INC.



Dated:   February 12,1997                        /s/Andrew Thorburn
                                           -------------------------------------
                                           Andrew Thorburn
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Name and Capacity                                           Date
         -----------------                                           ----



         /s/Andrew Thorburn                                   February 12, 1997
------------------------------------------
Name:  Andrew Thorburn
Title: Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)


         /s/Chris Decker                                      February 12, 1997
------------------------------------------
Name:  Chris Decker
Title:   Director, Executive Vice President
and Chief Financial Officer (Principal
Financial and Accounting Officer)



         /s/John Chitvanni                                    February 12, 1997
------------------------------------------
Name:   John Chitvanni
Title:  Director

                                  EXHIBIT INDEX
      Exhibit
       Number                               Document
       ------                               --------

        3.1 Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.3 of the Company's Registration Statement on Form SB-2
                      (File No. 333-4490), as amended (the "Registration Statement")).
        3.2 Certificate of Designations for Series A, B & C Preferred Stock (incorporated herein by reference to Exhibit 3.2 of the Registration Statement).
        3.3           Second Amended and Restated By-Laws of the Company.
        4.1 Form of Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Registration Statement).
        4.2 Form of Specimen of Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Registration Statement).
        4.3 Form of Underwriter's Warrant Agreement (incorporated herein by reference to Exhibit 4.2 of the Registration Statement).
        10.1 Form of Goldberg's Franchise Agreement (incorporated herein by reference to Exhibit 10.1 of the Registration Statement).
        10.2 Form of Sammy's Franchise Agreement (incorporated herein by reference to Exhibit 10.2 of the Registration Statement).
        10.3 Agreement dated January 12, 1993 with Kof-K Kosher Supervision (incorporated herein by reference to Exhibit
                      10.3 of the Registration Statement).
        10.4 All American Food Group, Inc. Amended and Restated Omnibus Stock Plan (incorporated herein by reference to Exhibit
                      10.4 of the Registration Statement).
        10.5 Market Development Agreement covering the State of Arizona (incorporated herein by reference to Exhibit 10.5 of the Registration Statement).
        10.6 Market Development Agreement covering the State of Ohio (incorporated herein by reference to Exhibit 10.6 of the Registration Statement).
        10.7 Market Development Agreement, as amended, covering portions of the State of New York (incorporated herein by reference to Exhibit 10.7 of the Registration Statement).
        10.8 Form of Market Development Agreement (incorporated herein by reference to Exhibit 10.8 of the Registration Statement).
        10.9 Modification and Settlement Agreement between the Company and Howard Goldberg (incorporated herein by reference to
                      Exhibit 10.9 of the Registration Statement).
       10.10          Form of Development Agreement
       10.11          Abstract of lease entered into by the Company in December
                      1996

       10.12          Letter of Intent dated January 23, 1997, between the
                      Company and the Bagel Connection, Inc.
         11           Earnings per Share Calculation.
        21.1          Subsidiaries of the Company (incorporated herein by
                      reference to Exhibit 21.1 of the Registration Statement).
        27.1          Financial Data Schedule
        27.2          Financial Data Schedule