Form 10QSB
period 1997-01-31
ALL AMERICAN FOOD GROUP INC
filed 1997-03-14
CIK 1013627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-QSB



                                   (MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                                JANUARY 31, 1997

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                      For the transition period from      to


                         Commission file number 333-4490


                          ALL AMERICAN FOOD GROUP, INC.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)


               New Jersey                                      22-3259558
 -------------------------------                            ----------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


         9 Law Drive, Fairfield, New Jersey                  07006
         ---------------------------------------------------------
         (Address of Principal Executive Offices)        (Zip Code)

                                 (201) 244-9336
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

As of March 14, 1997, there were 3,132,661 shares of the Registrant's Common Stock outstanding.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES


                                      INDEX


                                                                   Page No.
                                                                   --------

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

        Consolidated Balance Sheet at January 31, 1997 and
               Consolidated Balance Sheet at October 31, 1996         3

        Consolidated Statement of Operations for the three
               months ended January 31, 1997 and 1996                 4

        Consolidated Statement of Cash Flows for the three
               months ended January 31, 1997 and 1996                 5

        Consolidated Statement of Stockholder's Equity for the three
               months ended January 31, 1997                          6

        Notes to Consolidated Financial Statements                    7

Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations             9

PART II - OTHER INFORMATION                                          13

SIGNATURES                                                           14

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                          (Unaudited)
                                                                                          January 31,   October 31,
                                                                                          -----------   -----------
                                                                                             1997           1996
                                                                                          -----------   -----------
                                        ASSETS
Current Assets:
Cash                                                                                        2,007,695        84,302
Accounts receivable, net of allowances for possible losses of $12,000
and $12,000 respectively                                                                      198,653       127,490
Notes receivable, current portion                                                             116,872        97,115
Inventories                                                                                   100,369        66,580
Prepaid expenses                                                                              213,237       407,516
                                                                                          -----------   -----------
Total Current Assets                                                                        2,636,826       783,003

Property, Plant and Equipment, at cost less accumulated depreciation
and amortization of $280,777 and $249,533 respectively                                        930,162       920,570
Intangible Assets, net of accumulated amortization of $456,234 and $418,460 respectively      255,545       293,319
Security Deposits                                                                              84,758        31,148
Notes receivable - long-term                                                                  144,079       160,434
                                                                                          -----------   -----------
Total Assets                                                                                4,051,370     2,188,474
                                                                                          ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Notes payable                                                                             $      --     $   194,899
Accounts payable and accrued expenses                                                       1,194,668     1,345,372
Capitalized lease obligations - current maturities                                             51,724        75,517
Loans from stockholders - current maturities                                                   12,507        14,727
Current maturities of long-term debt                                                             --           1,932
Deferred franchising revenue, current portion                                                 141,872       189,615
                                                                                          -----------   -----------
Total Current Liabilities                                                                   1,400,771     1,822,062

Capitalized Lease Obligations                                                                  14,906        25,300
Loans from stockholders                                                                         4,459         5,454
Deferred franchising revenue                                                                  144,079       160,434
                                                                                          -----------   -----------
Total Liabilities                                                                           1,564,215     2,013,250
                                                                                          -----------   -----------

Commitments and contingencies
Redeemable preferred stock, no par value, Series A, 0 and 115,000 shares issued and outstanding respectively, Series B, 88,500 and 120,000 shares issued and
outstanding respectively, Redemption value of $442,500 at January 31, 1997                    391,087       562,678
                                                                                          -----------   -----------


Stockholders' Equity (Deficit):
Non-redeemable convertible preferred stock, no par value, Series A, 190,000 shares authorized, 75,000 shares issued and outstanding, Series B, 180,000 shares authorized
60,000 shares issued and outstanding, Series C, 1,600,000 shares authorized, 982,503
shares issued and outstanding                                                                 524,996       537,905
Common stock, no par value, 10,000,000 shares authorized,
3,132,661and 1,867,661 shares issued and outstanding respectively                           6,532,973     3,360,136
Accumulated deficit                                                                        (4,961,901)   (4,285,495)
                                                                                          -----------   -----------
                                                                                            2,096,068      (387,454)
                                                                                          -----------   -----------
Total Liabilities and Stockholders' (Deficit)                                             $ 4,051,370   $ 2,188,474
                                                                                          ===========   ===========




The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended
                                                               January 31,
                                                        ------------------------
                                                           1997          1996
                                                        ----------   -----------
Revenues:
   Store sales                                           $338,390      $305,992
   Franchising revenue                                    328,820        29,949
   Equipment and product sales                            171,393       157,483
                                                        ---------      --------
                                                          838,603       493,424
                                                        ---------      --------

Operating expenses:
   Cost of Sales - equipment and product costs and
     store operations, exclusive of depreciation
     and amortization                                     423,717       327,685
   Cost of Sales - franchising activities, exclusive
     of depreciation and amortization                     190,473          --
   Selling, general and administrative expenses           774,449       422,277
   Depreciation and amortization                           69,019        59,195
   Settlement Costs - Employment Contracts                 47,010        56,784
                                                        ---------      --------
                                                        1,504,668       865,941
                                                        ---------      --------

Operating loss                                           (666,065)     (372,517)

Interest expense                                           10,341        13,188
                                                        ---------      --------

Net loss                                                ($676,406)    ($385,705)
                                                        =========      ========

Adjusted net loss for net loss per common
share calculation:
Net loss                                                ($676,406)    ($385,705)
Increase in carrying amount of redeemable preferred
  stock                                                   (12,909)         --
                                                        ---------      --------
Net loss attributable to common stock                   ($689,315)    ($385,705)
                                                        =========      ========

Shares outstanding:
   Weighted average number of common shares
     outstanding                                        2,518,694       943,150
   Additional shares                                         --         430,558
                                                        ---------      --------
Adjusted shares outstanding                             2,518,694     1,373,708
                                                        =========      ========

Net loss per common share                                  ($0.27)       ($0.28)
                                                        =========      ========


The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                          Three Months Ended
                                                                             January 31,
                                                                        ---------------------------
                                                                           1997            1996
                                                                        -----------    ------------
Cash Flows from Operating Activities:
  Net loss                                                              ($  676,406)   ($  385,705)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization                                            69,019         59,195
    Decrease (increase) in:
      Accounts receivable                                                   (71,163)        74,492
      Inventories                                                           (33,789)        16,156
      Prepaid expenses                                                      194,279        (14,408)
      Security deposits                                                     (53,610)          --
    Increase (decrease) in:
      Accounts payable and accrued expenses                                (150,704)       (48,455)
      Deferred franchising revenue                                          (67,500)       (22,500)
                                                                        -----------    -----------
        Total adjustments                                                  (113,468)        64,480
                                                                        -----------    -----------
        Net cash (used in) operating activities                            (789,874)      (321,225)
                                                                        -----------    -----------

Cash Flows from Investing Activities:
  Capital expenditures                                                      (40,837)          --
                                                                        -----------    -----------
    Net cash (used in) investing activities                                 (40,837)             0
                                                                        -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                                  3,172,837        250,000
  Proceeds from issuance of preferred stock                                 100,000
  Redemption of preferred stock                                            (184,500)          --
  Payments of notes payable                                                (194,899)          --
  Payments of capitalized lease obligations                                 (34,187)       (17,641)
  Payments of loans from stockholders                                        (3,215)       (13,254)
  Payments of current maturities of long-term debt                           (1,932)        (1,276)
                                                                        -----------    -----------
    Net cash provided by financing activities                             2,754,104        317,829
                                                                        -----------    -----------
Net increase (decrease) in cash                                           1,923,393         (3,396)

Cash - beginning of period                                                   84,302         53,703
                                                                        -----------    -----------
Cash - end of period                                                    $ 2,007,695    $    50,307
                                                                        ===========    ===========


The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED JANUARY 31, 1997
                                  (Unuadited)


                                               Common Stock         Preferred Stock
                                           ---------------------  -------------------   Retained
                                            Shares      Amount     Shares     Amount    (Deficit)      Total
                                           ---------  ----------  ---------  --------  -----------   -----------
Balance at October 31, 1996:               1,867,661  $3,360,136  1,117,503  $537,905  ($4,285,495)  ($  387,454)
Common stock issuance - Initial public
  offering                                 1,265,000   3,172,837       --        --           --       3,172,837
Increase in carrying amount of redeemable
  preferred stock                               --          --                (12,909)        --         (12,909)
Net Loss                                        --          --         --        --       (676,406)     (676,406)
                                           ---------  ----------  ---------  --------  -----------   -----------
Balance at January 31, 1997                3,132,661  $6,532,973  1,117,503  $524,996  ($4,961,901)  $ 2,096,068
                                           =========  ==========  =========  ========  ===========   ===========


The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ALL AMERICAN FOOD GROUP, INC. & AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   GENERAL

      The Company was formed in September 1993 under the name Jutland Food Group, Inc., for the purpose of establishing a chain of franchised bagel stores. In October 1993, the Company acquired substantially all of the assets of Howberg Bakery Equipment Co., Inc., Bagels of New Milford, Inc. and Goldberg's Famous Bagels of Orangeburg, Inc. The assets acquired consisted of a bagel equipment business and two retail bagel stores. On September 29, 1994, the Company acquired all of the outstanding stock of four interrelated corporations all conducting business under the tradename "Sammy's New York Bagels," The acquisition consisted of three certified kosher retail bagel stores and a bagel production facility, all operating under rabbinical supervision. Effective October 31, 1995 the company changed its fiscal year to October 31st. The Company changed its name to All American Food Group, Inc. on October 24, 1995.

      The Company is principally engaged in the development of a retail chain of franchised bagel stores, including the operation of a certain number of Company-owned stores for training, marketing and promotional activities, and the distribution of bagel bakery equipment and related products to the franchise system. The Company markets both single unit and market development franchise agreements. The Company, in the normal course of business, also markets stores it acquires to individuals who operate as franchisees. The Company franchises its concepts under the names "Goldberg's New York Bagels" and "Sammy's New York Bagels."

      On December 17, 1996 the Company completed an initial public offering of 1,100,000 shares of its Common Stock at a price to the public of $3.50 per share, yielding net proceeds to the Company of $2,690,000. On January 9, 1997 the underwriters of the initial public offering exercised their over-allotment option by purchasing an additional 165,000 shares at a price of $3.50 per share yielding net proceeds to the Company of $483,000.

(2)   BASIS OF PRESENTATION

      The consolidated financial statements have been prepared by All American Food Group, Inc. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (all of which were of a normal recurring nature) necessary to present fairly the Company's financial position, results of operations and cash flows as of January 31, 1997 and for all periods presented have been made. A description of the Company's accounting policies and other financial information is included in its October 31, 1996 audited financial statements filed on Form 10-KSB. The consolidated results of operations for the quarter ended January 31, 1997 are not necessarily indicative of the results expected for the full year.

                ALL AMERICAN FOOD GROUP, INC. & AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)   NET LOSS PER COMMON SHARE

      Net loss per common share was determined by dividing net loss, as adjusted, by the weighted average number of common shares outstanding, as adjusted. The net loss for the three months ended January 31, 1997 was adjusted by an increase of $12,909 representing the increase in the carrying amount of redeemable preferred stock. The weighted average number of common shares outstanding was adjusted by an increase of 430,558 shares for the three months ended January 31, 1996. These additional shares represent the number of shares and options issued within the twelve months prior to May 3, 1996, when the Company filed a registration statement for an initial public offering (IPO), that were issued for consideration per share or at an exercise price per share less than the anticipated IPO price of $3.50 per share. The treasury stock method was used to determine the net increase in the number of shares outstanding. No adjustment for these additional shares has been made in calculating the weighted average number of common shares outstanding for the three month period ended January 31, 1997.

(4)   POTENTIAL ACQUISITION

      In January 1997, the Company entered into a letter of intent to acquire up to eight stores in Connecticut, one of which will be Company-owned and the balance of which are expected to be franchised units. The stores to be acquired currently operated under the trade name "Bagel Connection". The Company anticipates completing this acquisition in March 1997.

(5)   SUBSEQUENT EVENT

      On March 6, 1997, the Company sold an option to purchase up to 1,000,000 shares of the Company's Common Stock for $50,000 to a foreign investor. The option entitles the holder to purchase shares at a price of $.95 per share and expires on September 5, 1997. Both the option and the underlying shares are being issued in reliance on the exemption from registration pursuant to Regulation S. If and when any portion of the option is exercised, the Company will report such event on Form 8-K, or Form 10-QSB.

                          ALL AMERICAN FOOD GROUP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, WITHOUT LIMITATION, RISKS ASSOCIATED WITH THE COMPANY'S ABILITY TO DEVELOP, CONSTRUCT, ACQUIRE OR FRANCHISE ADDITIONAL STORES IN ACCORDANCE WITH THE COMPANY'S BUSINESS PLAN, MANAGEMENT OF QUARTER TO QUARTER RESULTS, INCREASES IN OPERATING COSTS AND SUCCESSFUL INTEGRATION OF POSSIBLE ACQUISITIONS. THESE RISKS ARE SET FORTH IN THE "RISK FACTORS" SECTION OF THE PROSPECTUS PORTION OF THE COMPANY'S FORM SB-2 REGISTRATION STATEMENT AND THE "RISK FACTORS" SECTION CONTAINED HEREIN. UPDATED INFORMATION WILL BE PERIODICALLY PROVIDED BY THE COMPANY AS REQUIRED BY THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES HERETO. THE DISCUSSION OF RESULTS, CAUSES AND TRENDS SHOULD NOT BE CONSTRUED TO IMPLY ANY CONCLUSION THAT SUCH RESULTS OR TRENDS WILL NECESSARILY CONTINUE IN THE FUTURE.

OVERVIEW

Results of Operations - Three Months Ended January 31, 1997 and 1996

      Revenues for the three months ended January 31, 1997 (the "1997 Quarter") were $838,603, an increase of $345,179, or 70%, from $493,424 for the three months ended January 31, 1996 (the "1996 Quarter"). This increase is attributable to (i) an increase in store sales of $32,398, or 11%, to $338,390 in the 1997 Quarter from $305,992 in the 1996 Quarter, as a result of an increase to four stores from three stores operated by the Company during the first three months, (ii) an increase in franchising activities of $298,871, or 998%, to $328,820 in the 1997 Quarter from $29,949 in the 1996 Quarter consisting of (a) an increase in initial non-recurring revenue from the sale of Company-owned stores to franchisees of $200,000 in the 1997 Quarter from $0 in the 1996 Quarter, (b) an increase in initial non-recurring franchise and market development fees of $76,240, or 339%, to $98,740 in the 1997 Quarter from $22,500 in the 1996 Quarter and (c) an increase in ongoing royalties of $22,631, or 304%, to $30,080 in the 1997 Quarter from $7,449 in the 1996 Quarter, and
(iii) an increase in commissary and product sales of $33,634, or 52%, to $98,791 in the 1997 Quarter from $65,157 in the 1996 Quarter, as a consequence of a greater number of franchise stores and a concomitant increase in demand for product during the 1997 Quarter, which increases were partially offset by a decrease in equipment sales of $19,724, or 21%, to $72,602 in the 1997 Quarter from $92,326 in the 1996 Quarter, primarily due to the fact that, during the 1997 Quarter the Company has focused on franchising activities rather than on sales of equipment to unaffiliated purchasers.

      Management anticipates that future equipment and commissary sales will be dependent on the Company's franchising activities rather than on sales to unaffiliated purchasers and that such sales will increase or decrease in direct proportion to the Company's success in expanding its system of franchise stores.

                          ALL AMERICAN FOOD GROUP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

      Cost of sales increased by $286,505, or 87%, to $614,190 in the 1997 Quarter from $327,685 in the 1996 Quarter. This increase is primarily due to the sale of a Company-owned store to a franchisee and increased store sales. Cost of sales as a percentage of product sales increased to 83% in the 1997 Quarter from 72% in the 1996 Quarter, reflecting the net effect of an increase in the sale of a Company-owned store to a franchisee, and an increase attributable to the upgrading of the Company's Lodi, New Jersey commissary and production facility and increases in payroll and fixed overhead costs associated with expansion of this facility. To the extent that future increases in the Company's total revenues are attributable to franchise fees, market development fees and franchise royalties, costs of sales can be expected to decrease as a percentage of revenues.

      Selling, general and administrative expenses increased by $352,172, or 83%, to $774,449 in the 1997 Quarter from $422,277 in the 1996 Quarter. This increase in both absolute dollars and as a percentage of revenues is attributable to the implementation of the Company's national expansion plan. The increase is primarily due to (i) an increase in salaries and related costs of $99,217, or 64%, to $254,956 in the 1997 Quarter from $155,739 in the 1996
Quarter, (ii) an increase in selling expense of $63,757, or 89%, to $135,028 in the 1997 Quarter from $71,271 in the 1996 Quarter, primarily due to increased travel expenses related to franchise sales efforts, visits to proposed retail locations and provision of on-site store training and assistance, and increased shipping costs associated with increased product sales and (iii) an increase in occupancy costs of $47,448, or 85%, to $103,078 in the 1997 Quarter from $55,630 in the 1996 Quarter attributable to an increase to four stores operated by the Company from three stores during the first three months and an additional Company owned store which opened on the last day of the 1997 Quarter.

      Depreciation and amortization increased by $9,824, or 17%, to $69,019 in the 1997 Quarter from $59,195 in the 1996 Quarter, primarily as a consequence of the fact that the Company owned and operated one more store in the 1997 Quarter.

      Interest expense decreased by $2,847, or 22%, to $10,341 in the 1997 Quarter from $13,188 in the 1996 Quarter, as a consequence of a continued reduction in the ordinary course of business of the Company's outstanding debt.

      The net loss increased by $290,701, or 75%, to $676,406 in the 1997 Quarter from $385,705 in the 1996 Quarter. To date, the Company has operated at a loss as a result of the application of resources in excess of revenues to develop its operating infrastructure in anticipation of additional franchise sales, Company-store growth and commissary growth. Consequently, total revenues are not yet sufficient to support the Company's overhead. Management anticipates, that during the fiscal year ending October 31, 1997, the Company's revenues will increase due to additional franchise sales, increased royalty income from existing stores, increased equipment sales to new franchisees, increased sales in existing Company-owned stores, and sales revenues from newly opened, Company-owned stores. There can be no assurance, however as to whether, and to what extent, the Company will actually experience additional revenues from any of these sources. The Company's ability to operate profitably in the future is substantially dependent upon its ability to sell store and market development franchises and to open additional franchise stores.

                          ALL AMERICAN FOOD GROUP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

Liquidity and Capital Resources

      In April 1996, the Company completed the Private Placements of its Common Stock pursuant to which it received proceeds of $2,413,986. Of the net proceeds, $410,000 consisted of property in the form of two unopened retail bagel stores in the final stages of construction.

      In December 1996 and January 1997, the Company completed an initial public offering of 1,265,000 shares of its Common Stock (including 165,000 shares to cover the underwriters' over-allotments) at a price to the public of $3.50 per share, yielding net proceeds to the Company of $3,173,000. The proceeds of the offering are being used to redeem Series A and Series B Preferred Stock, open additional Company-owned flagship stores, expand the Company's equipment inventory, relocate and consolidate its headquarters and commissary facilities, expand its marketing and promotional activities, reduce accounts payable and accrued expenses, develop its franchising system and for working capital and general corporate purposes.

      The Company's revenues are not yet sufficient to support the Company's operating expenses. Cash used by operating activities for the three months ended January 31, 1997 was $789,874 compared to cash used by operating activities of $321,225 during the three months ended January 31, 1996.

      The Company had working capital of $1,236,055 at January 31, 1997. Management anticipates that this working capital and funds generated from operations will be sufficient to meet its capital requirements through the end of 1997.

                          ALL AMERICAN FOOD GROUP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

      IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, PROSPECTIVE INVESTORS SHOULD CONSIDER THE FOLLOWING FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS.

      EXPANSION. As of January 31, 1997 there were 15 stores in operation, consisting of 5 Company-owned and 10 franchised stores. By the end of 1997, the Company contemplates having approximately 5 to 7 Company-owned and 45 to 50 franchised stores in operation. The Company expects to have 5 to 7 Company-owned and 95 to 100 franchised stores in operation by the end of 1998. The Company intends to use a significant portion of the net proceeds of its initial public offering to develop additional Company-owned stores and to support its marketing efforts to attract new franchisees. There can be no assurance that the Company will be able to attract new franchisees to open all of the planned new stores, or that, if opened, such stores can operate profitably. The opening and success of the Company's owned and operated and franchised stores will depend on various factors, not all of which are in the control of the Company, including customer acceptance of the Company's concept in new markets, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permit and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company and its franchisees, the ability of the Company to successfully manage this anticipated expansion and to hire and train personnel, and general economic and business conditions. Furthermore, because of the Company's relatively small store base, an unsuccessful store could have a more significant adverse effect on the Company's results of operations than would be the case for a company with a larger store base.

      The Company's expansion will also require the implementation and integration of enhanced operational and financial systems and additional management, operational and financial resources. Failure to implement and integrate these systems and add these resources could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth or to maintain its present level of revenues and net loss. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      POSSIBLE ACQUISITIONS. The Company's growth strategy includes possible acquisitions of bagel stores. However, no assurance can be given that the Company will be able to find attractive acquisition candidates, consummate additional acquisitions or that it will successfully integrate, convert or operate any acquired business. In the event that the Company makes acquisitions, there can be no assurance that any such acquisition and resulting conversion expenses, including loss of store sales during the remodel period, if any, will not have a material adverse effect upon the Company's operating results, particularly during the period in which such operations are being integrated into the Company. Furthermore, the Company's ability to make acquisitions may depend upon its ability to obtain financing. There can be no assurance that the Company will be able to obtain financing on acceptable terms.

                          ALL AMERICAN FOOD GROUP, INC.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            Subsequent Events - Sale of Equity Securities Pursuant to
            Regulation S

                  On March 6, 1997, the Company sold an option to purchase up to
            1,000,000 shares of the Company's Common Stock at $.95 per share for $50,000. The option expires on September 5, 1997 and both the option and the underlying shares are being issued in reliance on the exemption from registration pursuant to Regulation S. The option was sold to Tarlton Company LTD. a Cayman Islands Corporation.

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits
                  Item 27 -- Financial Data Schedule

            (b)  Reports on Form 8-K
                   None

                          ALL AMERICAN FOOD GROUP, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of March, 1997.



                          ALL AMERICAN FOOD GROUP, INC.


                        By:  /s/ Andrew Thorburn
                             ----------------------------------------
                             Chairman of the Board of Directors,
                             Chief Executive Officer
                             (Principal Executive Officer)

                        By:  /s/ Chris R. Decker
                             ----------------------------------------
                             Director, Executive Vice President
                             and Chief Financial Officer
                             (Principal Financial and Accounting
                             Officer)