Form 10QSB
period 1997-04-30
ALL AMERICAN FOOD GROUP INC
filed 1997-06-13
CIK 1013627

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

                                 APRIL 30, 1997

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to


                        Commission file number 333-4490


                         ALL AMERICAN FOOD GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           New Jersey                                           22-3259558
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


     104 New Era Drive, South Plainfield, NJ                    07080
     ------------------------------------------------------------------
     (Address of Principal Executive Offices)                (Zip Code)

                                 (908) 757-3022
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

As of June 13, 1997 there were 3,222,661 shares of the Registrant's Common Stock outstanding.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES


                                     INDEX


                                                                      Page No.
                                                                      --------

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

        Consolidated Balance Sheet at April 30, 1997 and
               Consolidated Balance Sheet at October 31, 1996               3

        Consolidated Statement of Operations for the three and six
               months ended April 30, 1997 and 1996                         4

        Consolidated Statement of Cash Flows for the six
               months ended April 30, 1997 and 1996                         5

        Consolidated Statement of Stockholder's Equity for the six
               months ended April 30, 1997                                  6

        Notes to Consolidated Financial Statements                          7

Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   9

PART II - OTHER INFORMATION                                                15

SIGNATURES                                                                 16

                ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                                             (Unaudited)
                                                                                              April 30,       October 31,
                                                                                             -----------      -----------
                                                                                                1997             1996
                                                                                             -----------      -----------
                                    ASSETS
Current Assets:
        Cash                                                                                    $620,548          $84,302
        Accounts receivable, net of allowances for possible losses of $12,000
           and $12,000 respectively                                                              303,409          127,490
        Notes receivable, current portion                                                        136,583           97,115
        Notes receivable - officer                                                                97,000             --
        Inventories                                                                               99,020           66,580
        Prepaid expenses                                                                         253,687          407,516
                                                                                             -----------      -----------
        Total Current Assets                                                                   1,510,247          783,003

Property, Plant and Equipment, at cost less accumulated depreciation
        and amortization of $323,202 and $249,533 respectively                                 1,307,577          920,570
Intangible Assets, net of accumulated amortization of $493,731 and $418,460 respectively         383,477          293,319
Security Deposits                                                                                 90,160           31,148
Notes receivable - long-term                                                                     124,130          160,434
                                                                                             -----------      -----------
        Total Assets                                                                          $3,415,591       $2,188,474
                                                                                             ===========      ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
        Notes payable                                                                              $--           $194,899
        Accounts payable and accrued expenses                                                  1,020,208        1,345,372
        Capitalized lease obligations - current maturities                                        37,236           75,517
        Loans from stockholders - current maturities                                               4,013           14,727
        Current maturities of long-term debt                                                     156,053            1,932
        Deferred franchising revenue, current portion                                            136,583          189,615
                                                                                             -----------      -----------
           Total Current Liabilities                                                           1,354,093        1,822,062

Capitalized Lease Obligations                                                                     10,367           25,300
Loans from stockholders                                                                            4,459            5,454
Long-term debt                                                                                   165,541             --
Deferred franchising revenue                                                                     124,130          160,434
                                                                                             -----------      -----------
           Total Liabilities                                                                   1,658,590        2,013,250
                                                                                             -----------      -----------


Commitments and contingencies
Redeemable preferred stock, no par value, Series A, 0 and 115,000 shares issued  and outstanding respectively, Series B, 60,000 and 120,000 shares issued and outstanding respectively, Redemption value of
        $300,000 at April 30, 1997                                                               256,146          562,678
                                                                                             -----------      -----------

Stockholders' Equity (Deficit):
        Non-redeemable convertible preferred stock, no par value, Series A,
           190,000 shares authorized, 10,000 and 75,000 shares issued and outstanding respectively, Series B, 180,000 shares authorized
           60,000 shares issued and outstanding, Series C, 1,600,000 shares
           authorized, 982,503 shares issued and outstanding                                     505,924          537,905
        Common stock, no par value, 10,000,000 shares authorized,
           3,222,661 and 1,867,661 shares issued and outstanding respectively                  6,649,379        3,360,136
        Accumulated deficit                                                                   (5,654,448)      (4,285,495)
                                                                                             -----------      -----------
                                                                                               1,500,855         (387,454)
                                                                                             -----------      -----------

        Total Liabilities and Stockholders' Equity (Deficit)                                  $3,415,591       $2,188,474
                                                                                             ===========      ===========

  The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                         Three Months Ended               Six Months Ended
                                                                              April 30,                       April 30,
                                                                     ---------------------------     ---------------------------
                                                                         1997            1996            1997            1996
                                                                     -----------     -----------     -----------     -----------
Revenues:
   Store sales                                                          $381,789        $340,325        $720,179        $646,317
   Franchising revenue                                                    70,581         165,690         399,401         195,639
   Equipment and product sales                                           185,050         139,516         356,443         296,999
                                                                     -----------     -----------     -----------     -----------
                                                                         637,420         645,531       1,476,023       1,138,955
                                                                     -----------     -----------     -----------     -----------

Operating expenses:
   Cost of Sales - equipment and product costs and
     store operations, exclusive of depreciation and amortization        427,170         407,583         850,887         735,268
   Cost of Sales - franchising activities, exclusive of
     depreciation and amortization                                          --              --           190,473            --
   Selling, general and administrative expenses                          814,964         471,153       1,589,413         893,430
   Depreciation and amortization                                          79,922          67,397         148,941         126,592
   Settlement Costs - Employment Contracts                                  --            56,784          47,010         113,568
                                                                     -----------     -----------     -----------     -----------
                                                                       1,322,056       1,002,917       2,826,724       1,868,858
                                                                     -----------     -----------     -----------     -----------

Operating loss                                                          (684,636)       (357,386)     (1,350,701)       (729,903)

Interest expense                                                           7,911           9,863          18,252          23,051
                                                                     -----------     -----------     -----------     -----------

Net loss                                                               ($692,547)      ($367,249)    ($1,368,953)      ($752,954)
                                                                     ===========     ===========     ===========     ===========

Adjusted net loss for net loss per common share calculation:
Net loss                                                               ($692,547)      ($367,249)    ($1,368,953)      ($752,954)
Increase in carrying amount of redeemable preferred stock                (19,072)       (707,540)        (31,981)       (707,540)
                                                                     -----------     -----------     -----------     -----------
Net loss attributable to common stock                                  ($711,619)    ($1,074,789)    ($1,400,934)    ($1,460,494)
                                                                     ===========     ===========     ===========     ===========



Shares outstanding:
   Weighted average number of common shares outstanding                3,210,021         943,150       2,858,628         943,150
   Additional shares                                                        --           430,558            --           430,558
                                                                     -----------     -----------     -----------     -----------
Adjusted shares outstanding                                            3,210,021       1,373,708       2,858,628       1,373,708
                                                                     ===========     ===========     ===========     ===========

Net loss per common share                                                 ($0.22)         ($0.78)         ($0.49)         ($1.06)
                                                                     ===========     ===========     ===========     ===========

  The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                                        April 30,
                                                                               ---------------------------
                                                                                   1997            1996
                                                                               -----------     -----------
Cash Flows from Operating Activities:
        Net loss                                                               ($1,368,953)      ($752,954)
        Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
                Depreciation and amortization                                      148,941         126,592
                Decrease (increase) in:
                        Accounts receivable                                       (166,133)         65,262
                        Inventories                                                (32,440)         26,164
                        Notes receivable - officer                                 (97,000)           --
                        Prepaid expenses                                           153,829         (81,249)
                        Security deposits                                          (59,012)           (200)
                Increase (decrease) in:
                        Accounts payable and accrued expenses                     (375,164)       (202,355)
                        Deferred franchising revenue                               (92,500)        (26,200)
                                                                               -----------     -----------
                           Total adjustments                                      (519,479)        (91,986)
                                                                               -----------     -----------
                           Net cash (used in) operating activities              (1,888,432)       (844,940)
                                                                               -----------     -----------

Cash Flows from Investing Activities:
        Capital expenditures                                                      (140,676)        (33,109)
        Business acquired, net of cash received                                    (62,349)           --
                                                                               -----------     -----------
                Net cash (used in) investing activities                           (203,025)        (33,109)
                                                                               -----------     -----------

Cash Flows from Financing Activities:
        Proceeds from issuance of common stock                                   3,235,337       2,003,986
        Proceeds from issuance of preferred stock                                     --           200,000
        Redemption of preferred stock                                             (338,513)       (416,997)
        Payments of notes payable                                                 (194,899)           --
        Payments of capitalized lease obligations                                  (53,214)        (37,845)
        Payments of loans from stockholders                                        (11,709)        (25,781)
        Payments of current maturities of long-term debt                            (9,299)         (2,885)
                                                                               -----------     -----------
                Net cash provided by financing activities                        2,627,703       1,720,478
                                                                               -----------     -----------


Net increase in cash                                                               536,246         842,429

Cash - beginning of period                                                          84,302          53,703
                                                                               -----------     -----------

Cash - end of period                                                              $620,548        $896,132
                                                                               ===========     ===========

  The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED APRIL 30, 1997
                                  (Unuadited)

                                                   Common Stock               Preferred Stock
                                            --------------------------    ------------------------    Accumulated
                                               Shares         Amount       Shares         Amount        Deficit          Total
                                            -----------    -----------    ---------    -----------    -----------     -----------
Balance at October 31, 1996:                  1,867,661     $3,360,136    1,117,503       $537,905    ($4,285,495)      ($387,454)
Common stock issuance - Initial public
   offering                                   1,265,000      3,235,337         --             --             --         3,235,337
Common stock issuance - acquisition
   of business                                   25,000         53,906         --             --             --            53,906
Conversion of preferred stock to common
   stock                                         65,000           --        (65,000)          --             --              --
Increase in carrying amount of redeemable
   preferred stock                                 --             --                       (31,981)          --           (31,981)
Net Loss                                           --             --           --             --       (1,368,953)     (1,368,953)
                                            -----------    -----------    ---------    -----------    -----------     -----------
Balance at April 30, 1997                     3,222,661     $6,649,379    1,052,503       $505,924    ($5,654,448)     $1,500,855
                                            ===========    ===========    =========    ===========    ===========     ===========

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

         On December 17, 1996 the Company completed an initial public offering of 1,100,000 shares of its Common Stock at a price to the public of $3.50 per share, yielding net proceeds to the Company of $2,752,000. On January 9, 1997 the underwriters of the initial public offering exercised their over-allotment option by purchasing an additional 165,000 shares at a price of $3.50 per share yielding net proceeds to the Company of $483,000.


(2)      BASIS OF PRESENTATION

         The consolidated financial statements have been prepared by All American Food Group, Inc. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (all of which were of a normal recurring nature) necessary to present fairly the Company's financial position, results of operations and cash flows as of April 30, 1997 and for all periods presented have been made. A description of the Company's accounting policies and other financial information is included in its October 31, 1996 audited financial statements filed on Form 10-KSB. The consolidated results of operations for the quarter and six month periods ended April 30, 1997 are not necessarily indicative of the results expected for the full year.

                ALL AMERICAN FOOD GROUP, INC. & AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      NET LOSS PER COMMON SHARE

         Net loss per common share was determined by dividing net loss, as adjusted, by the weighted average number of common shares outstanding, as adjusted. The net loss for each period ended April 30, 1997 was adjusted by the increase in the carrying amount of redeemable preferred stock. The weighted average number of common shares outstanding was adjusted by an increase of 430,558 shares for the three and six months periods ended April 30, 1996. These additional shares represent the number of shares and options issued within the twelve months prior to May 3, 1996, when the Company filed a registration statement for an initial public offering (IPO), that were issued for consideration per share or at an exercise price per share less than the anticipated IPO price of $3.50 per share. The treasury stock method was used to determine the net increase in the number of shares outstanding. No adjustment for these additional shares has been made in calculating the weighted average number of common shares outstanding for the three and six month periods ended April 30, 1997.

(4)      ACQUISITION

         On March 17, 1997, the Company completed the acquisition of substantially all of the assets of Bagel Connection, Inc., a private company consisting of one company-owned and three franchised bagel stores operating under the name Bagel Connection. The purchase price was 25,000 shares of Common Stock and the assumption of approximately $379,000 of debt and was treated as a purchase for accounting purposes.

(5)      CANCELLATION OF STOCK OPTION

         On April 14, 1997, the Company canceled a previously issued option to purchase up to 1,000,000 shares of the Company's Common Stock.

(6)      SUBSEQUENT EVENT

         On May 16, 1997, the Company entered into a letter of intent to acquire a six store retail bagel chain located in St. Petersburg, Florida, four of which will be Company-owned and the balance are intended to be franchised units. It is anticipated the total purchase price will approximate $1,450,000 and will consist of cash consideration of approximately $200,000, the assumption of approximately $250,000 of debt, and convertible preferred stock having a market value of approximately $1,000,000.

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


OVERVIEW


Results of Operations - Three Months Ended April 30, 1997 and 1996

         Revenues for the three months ended April 30, 1997 (the "1997 Quarter") were $637,420, a decrease of $8,111, or 1%, from $645,531 for the three months ended April 30, 1996 (the "1996 Quarter"). This decrease is attributable to a decrease in franchising activities of $95,109, or 57%, to $70,581 in the 1997 Quarter from $165,690 in the 1996 Quarter consisting of (a) a decrease in initial non-recurring franchise and market development fees of $110,635, or 71%, to $45,575 in the 1997 Quarter from $156,210 in the 1996
Quarter offset by (b) an increase in ongoing royalties of $15,526, or 164%, to $25,006 in the 1997 Quarter from $9,480 in the 1996 Quarter. The Company believes the decrease in initial non-recurring franchise fees is attributable in part to the recent decline in the Company's stock price which has adversely affected its ability to market franchises. The decrease in revenues was also attributable to a decrease in equipment sales of $9,151, or 11%, to $70,703 in the 1997 Quarter from $79,854 in the 1996 Quarter. These decreases were substantially offset by (i) an increase in store sales of $41,464, or 12%, to $381,789 in the 1997 Quarter from $340,325 in the 1996 Quarter, as a result of an increase to six stores from four stores operated by the Company during the three month periods and (ii) an increase in commissary and product sales of $54,685, or 92%, to $114,347 in the 1997 Quarter from $59,662 in the 1996
Quarter, as a consequence of a greater number of franchise stores and a concomitant increase in demand for product during the 1997 Quarter.


         Future equipment and commissary sales will be dependent on the Company's franchising activities, and such sales will therefore increase or decrease in direct proportion to the Company's success in expanding its system of franchised stores.

                         ALL AMERICAN FOOD GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


         Cost of sales increased by $19,587, or 5%, to $427,170 in the 1997 Quarter from $407,583 in the 1996 Quarter. Cost of sales as a percentage of store and product sales decreased to 76% in the 1997 Quarter from 85% in the 1996 Quarter, reflecting an improvement in controlling costs in Company-owned stores and in the Company's Lodi, New Jersey commissary and production facility. To the extent that future increases in the Company's total revenues are attributable to franchise fees, market development fees and franchise royalties, costs of sales can be expected to decrease as a percentage of revenues.

         Selling, general and administrative expenses increased by $343,811, or 73%, to $814,964 in the 1997 Quarter from $471,153 in the 1996 Quarter. This increase in both absolute dollars and as a percentage of revenues is attributable to the implementation of the Company's national expansion plan. The increase is primarily due to (i) an increase in salaries and related costs of $100,377, or 54%, to $285,648 in the 1997 Quarter from $185,271 in the 1996
Quarter, (ii) an increase in selling expense of $68,376, or 76%, to $158,839 in the 1997 Quarter from $90,463 in the 1996 Quarter, primarily due to increased advertising costs to attract new franchisees and increased shipping costs associated with increased product sales, (iii) an increase in occupancy costs of $46,887, or 52%, to $136,238 in the 1997 Quarter from $89,351 in the 1996
Quarter attributable to an increase to six stores operated by the Company from four stores during the three month, and (iv) an increase in professional fees and related costs associated with the Company becoming a public Company and pursuing an acquisition strategy of $53,462, or 196%, to $80,701 in the 1997 Quarter from $27,239 in the 1996 Quarter.

         Depreciation and amortization increased by $12,525, or 19%, to $79,922 in the 1997 Quarter from $67,397 in the 1996 Quarter, primarily as a consequence of the Company owning and operating two more stores in the 1997 Quarter.

         Interest expense decreased by $1,952, or 20%, to $7,911 in the 1997 Quarter from $9,863 in the 1996 Quarter. Interest expense will increase in future quarters as a result of the debt assumed in the March 17, 1997 acquisition of the assets of Bagel Connection, Inc.

         The net loss increased by $325,298, or 89%, to $692,547 in the 1997 Quarter from $367,249 in the 1996 Quarter as a result of the factors discussed above, particularly the lack of franchise sales and associated equipment sales.



Results of Operations - Six Months Ended April 30, 1997 and 1996

         Revenues for the six months ended April 30, 1997 (the "1997 Interim Period") were $1,476,023, an increase of $337,068, or 30%, from $1,138,955 for the six months ended April 30, 1996 (the "1996 Interim Period "). This increase is attributable to (i) an increase in store sales of $73,862, or 11%, to $720,179 in the 1997 Interim Period from $646,317 in the 1996 Interim Period, as a result of an increase to four stores from three stores operated by the Company during the first three months and from four stores to six stores operated by the Company during the second three months of the 1997 Interim Period (ii) an increase in franchising activities of $203,762, or 104%, to $399,401 in the 1997 Interim Period from $195,639 in the 1996 Interim Period consisting of (a) an increase in initial non-recurring revenue from the sale of Company-owned stores to franchisees of $200,000 in the 1997 Interim Period from $0 in the 1996 Interim Period, (b) a decrease in initial non-recurring franchise and market development fees of $34,395, or 17%, to $144,315 in the 1997 Interim

                         ALL AMERICAN FOOD GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


Period from $178,710 in the 1996 Interim Period and (c) an increase in ongoing royalties of $38,157, or 225%, to $55,086 in the 1997 Interim Period from $16,929 in the 1996 Interim Period, and (iii) an increase in commissary and product sales of $88,319, or 71%, to $213,138 in the 1997 Interim Period from $124,819 in the 1996 Interim Period, as a consequence of a greater number of franchise stores and a concomitant increase in demand for product during the 1997 Interim Period, which increases were partially offset by a decrease in equipment sales of $28,875, or 17%, to $143,305 in the 1997 Interim Period from $172,180 in the 1996 Interim Period, primarily due to the fact that, during the 1997 Interim Period the Company has focused on franchising activities rather than on sales of equipment to unaffiliated purchasers.

Future equipment and commissary sales will be dependent on the Company's franchising activities, and such sales will therefore increase or decrease in direct proportion to the Company's success in expanding its system of franchised stores.

         Cost of sales increased by $306,092, or 42%, to $1,041,360 in the 1997 Interim Period from $735,268 in the 1996 Interim Period. The increase in cost of sales from franchising activities is primarily due to the sale of a Company-owned store to a franchisee. The increase in cost of sales from equipment and product sales and store operations is primarily due to increased store sales. Cost of sales as a percentage of product sales increased to 79% in the 1997 Interim Period from 78% in the 1996 Interim Period, reflecting the net effect of an increase in the sale of a Company-owned store to a franchisee, and an increase attributable to the upgrading of the Company's Lodi, New Jersey commissary and production facility and increases in payroll and fixed overhead costs associated with expansion of this facility. To the extent that future increases in the Company's total revenues are attributable to franchise fees, market development fees and franchise royalties, costs of sales can be expected to decrease as a percentage of revenues.

         Selling, general and administrative expenses increased by $695,983, or 78%, to $1,589,413 in the 1997 Interim Period from $893,430 in the 1996 Interim Period. This increase in both absolute dollars and as a percentage of revenues is attributable to the implementation of the Company's national expansion plan. The increase is primarily due to (i) an increase in salaries and related costs of $199,594, or 59%, to $540,604 in the 1997 Interim Period from $341,010 in the 1996 Interim Period, (ii) an increase in selling expense of $132,133, or 82%, to $293,867 in the 1997 Interim Period from $161,734 in the 1996 Interim Period, primarily due to increased advertising costs to attract new franchisees, and increased shipping costs associated with increased product sales, (iii) an increase in occupancy costs of $94,335, or 65%, to $239,316 in the 1997 Interim Period from $144,981 in the 1996 Interim Period attributable to an increase to four stores from three stores operated by the Company during the first three months and from four stores to six stores operated by the Company during the second three months of the 1997 Interim Period, and (iv) an increase in professional fees and related costs associated with the Company becoming a public Company and pursuing an acquisition strategy of $79,292, or 160%, to $128,819 in the 1997 Interim Period from $49,527 in the 1996 Interim Period.

                         ALL AMERICAN FOOD GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


         Depreciation and amortization increased by $22,349, or 18%, to $148,941 in the 1997 Interim Period from $126,592 in the 1996 Interim Period, primarily as a result of an increase to four stores from three stores operated by the Company during the first three months and from four stores to six stores operated by the Company during the second three months of the 1997 Interim Period.

         Interest expense decreased by $4,799, or 21%, to $18,252 in the 1997 Interim Period from $23,051 in the 1996 Interim Period. Interest expense will increase in future quarters as a result of the debt assumed in the March 17, 1997 acquisition of the assets of Bagel Connection, Inc.

         The net loss increased by $615,999, or 82%, to $1,368,953 in the 1997 Interim Period from $752,954 in the 1996 Interim Period. To date, the Company has operated at a loss as a result of the application of resources in excess of revenues to develop its operating infrastructure, including the support structure necessary to fulfill its obligations under its franchise agreements and the anticipation of additional franchise sales. Consequently, total revenues are not yet sufficient to support the Company's overhead. Management anticipates, that during the fiscal year ending October 31, 1997, the Company's revenues will increase due to additional franchise sales, increased royalty income from existing stores, increased equipment sales to new franchisees, increased sales in existing Company-owned stores and sales revenues from newly opened Company-owned stores. There can be no assurance, however as to whether, and to what extent, the Company will actually experience additional revenues from any of these sources. The Company's ability to operate profitably in the future is substantially dependent upon its ability to sell store and market development franchises and to open additional franchise stores.


Liquidity and Capital Resources

         In April 1996, the Company completed the Private Placements of its Common Stock pursuant to which it received proceeds of $2,413,986. Of the net proceeds, $410,000 consisted of property in the form of two unopened retail bagel stores in the final stages of construction.

         In December 1996 and January 1997, the Company completed an initial public offering of 1,265,000 shares of its Common Stock (including 165,000 shares to cover the underwriters' over-allotments) at a price to the public of $3.50 per share, yielding net proceeds to the Company of $3,235,000. The proceeds of the offering are being used to redeem Series A and Series B Preferred Stock, open additional Company-owned flagship stores, expand the Company's equipment inventory, relocate and consolidate its headquarters and commissary facilities, expand its marketing and promotional activities, reduce accounts payable and accrued expenses, develop its franchising system and for working capital and general corporate purposes.

         The Company's revenues are not yet sufficient to support the Company's operating expenses. Cash used by operating activities for the six months ended April 30, 1997 was $1,888,432 compared to cash used by operating activities of $844,940 during the six months ended April 30, 1996.

                         ALL AMERICAN FOOD GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


         Additional funds will be required to support the Company's capital requirements during the period it continues to operate at a loss. Management is currently attempting to raise additional capital through financing or the sale of its common or preferred stock. There can be no assurance that the Company will be able to obtain financing or sell its common or preferred stock in sufficient amounts to meet its working capital requirements. Failure to obtain additional working capital in a timely manner or on acceptable terms could have a material adverse effect on the Company, its financial position and prospects.


         In this regard, on June 6, 1997, the Company signed a non-binding term sheet to raise up to $3,000,000 for the Company in a transaction exempt from registration, under the Securities Act of 1933, as amended. This capital raising transaction is subject to, among other things, due diligence and the execution of a definitive agreement.

                         ALL AMERICAN FOOD GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


         IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, PROSPECTIVE INVESTORS SHOULD CONSIDER THE FOLLOWING FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS.

         EXPANSION. As of April 30, 1997 there were 24 stores in operation, consisting of 6 Company-owned and 18 franchised stores. By the end of 1997, the Company contemplates having approximately 6 to 7 Company-owned and 40 to 45 franchised stores in operation. The Company expects to have 6 to 7 Company-owned and 95 to 100 franchised stores in operation by the end of 1998. The Company intends to use a significant portion of the net proceeds of its initial public offering to develop additional Company-owned stores and to support its marketing efforts to attract new franchisees. There can be no assurance that the Company will be able to attract new franchisees to open all of the planned new stores, or that, if opened, such stores can operate profitably. The opening and success of the Company's owned and operated and franchised stores will depend on various factors, not all of which are in the control of the Company, including customer acceptance of the Company's concept in new markets, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permit and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company and its franchisees, the ability of the Company to successfully manage this anticipated expansion and to hire and train personnel, and general economic and business conditions. Furthermore, because of the Company's relatively small store base, an unsuccessful store could have a more significant adverse effect on the Company's results of operations than would be the case for a company with a larger store base.

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

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              Item 27 -- Financial Data Schedule

         (b)  Reports on Form 8-K
              None

                         ALL AMERICAN FOOD GROUP, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of June, 1997.


                                    ALL AMERICAN FOOD GROUP, INC.


                                    By:  /s/ Andrew Thorburn
                                         -------------------------------------
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                    By:  /s/ Chris R. Decker
                                         -------------------------------------
                                         Director, Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)