Form 10QSB
period 1997-07-31
ALL AMERICAN FOOD GROUP INC
filed 1997-09-19
CIK 1013627

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                                   (MARK ONE)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JULY 31, 1997

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number 333-4490

                          ALL AMERICAN FOOD GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

              New Jersey                              22-3259558
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

                  104 New Era Drive, South Plainfield, NJ 07080
               (Address of Principal Executive Offices) (Zip Code)

                                 (908) 757-3022
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

As of September 19, 1997 there were 4,457,483 shares of the Registrant's Common Stock outstanding.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet at July 31, 1997 and
          Consolidated Balance Sheet at October 31, 1996                   3

        Consolidated Statement of Operations for the three and nine
          months ended July 31, 1997 and 1996                              4

        Consolidated Statement of Cash Flows for the nine
          months ended July 31, 1997 and 1996                              5

        Consolidated Statement of Stockholder's Equity for the nine
          months ended July 31, 1997                                       6

        Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10

PART II - OTHER INFORMATION                                               16

SIGNATURES                                                                17

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                          (Unaudited)
                                                            July 31,     October 31,
                                                          -----------    -----------
                                                              1997           1996
                                                          -----------    -----------
                      ASSETS

Current Assets:
   Cash                                                   $   458,384    $    84,302
   Accounts receivable, net of allowances for
    possible losses of $12,000 and $12,000
    respectively                                              354,846        127,490
   Notes receivable, current portion                          153,215         97,115
   Notes receivable - officer                                  97,000             --
   Inventories                                                119,788         66,580
   Deferred interest and financing costs                      360,811             --
   Prepaid expenses                                           468,896        407,516
                                                          -----------    -----------
   Total Current Assets                                     2,012,940        783,003

Property, Plant and Equipment, at cost less
 accumulated depreciation and amortization of
 $323,754 and $249,533 respectively                         1,290,018        920,570
Intangible Assets, net of accumulated amortization
 of $541,761 and $418,460 respectively                        335,445        293,319
Security Deposits                                              94,479         31,148
Notes receivable - long-term                                  106,119        160,434
                                                          -----------    -----------
   Total Assets                                           $ 3,839,001    $ 2,188,474
                                                          ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Notes payable                                          $     --       $   194,899
   Accounts payable and accrued expenses                    1,043,459      1,345,372
   Capitalized lease obligations - current maturities          27,059         75,517
   Loans from stockholders - current maturities                 4,703         14,727
   Current maturities of long-term debt                       160,782          1,932
   Deferred franchising revenue, current portion              173,215        189,615
                                                          -----------    -----------
      Total Current Liabilities                             1,409,218      1,822,062

Capitalized Lease Obligations                                   4,753         25,300
Loans from stockholders                                         2,431          5,454
Convertible debentures                                        900,000           --
Long-term debt                                                152,704           --
Deferred franchising revenue                                  106,119        160,434
                                                          -----------    -----------
      Total Liabilities                                     2,575,225      2,013,250
                                                          -----------    -----------
Commitments and contingencies
Redeemable preferred stock, no par value, Series A,
 0 and 115,000 shares issued and outstanding
 respectively, Series B, 60,000 and 120,000 shares
 issued and outstanding respectively, Redemption
 value of $300,000 at July 31, 1997                           262,022        562,678
                                                          -----------    -----------
Stockholders' Equity (Deficit):
   Non-redeemable convertible preferred stock, no
    par value, Series A, 190,000 shares authorized,
    10,000 and 75,000 shares issued and outstanding
    respectively, Series B, 180,000 shares
    authorized 60,000 shares issued and outstanding,
    Series C, 1,600,000 shares authorized, 982,503
    shares issued and outstanding                             495,532        537,905
   Common stock, no par value, 20,000,000 shares
    authorized, 3,735,161 and 1,867,661 shares
    issued and outstanding respectively                     7,577,281      3,360,136
   Accumulated deficit                                     (7,071,059)    (4,285,495)
                                                          -----------    -----------
                                                            1,001,754       (387,454)
                                                          -----------    -----------
   Total Liabilities and Stockholders' Equity (Deficit)   $ 3,839,001    $ 2,188,474
                                                          ===========    ===========

        The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended             Nine Months Ended
                                                         July 31,                      July 31,
                                                --------------------------    --------------------------
                                                    1997           1996           1997           1996
                                                -----------    -----------    -----------    -----------
Revenues:
  Store sales                                   $   460,456    $   382,409    $ 1,180,635    $ 1,028,726
  Franchising revenue                                33,159         41,584        432,560        237,223
  Equipment and product sales                       124,808        149,593        481,251        446,592
                                                -----------    -----------    -----------    -----------
                                                    618,423        573,586      2,094,446      1,712,541
                                                -----------    -----------    -----------    -----------
Operating expenses:
  Cost of Sales - equipment and product
    costs and store operations, exclusive
    of depreciation and amortization                469,887        358,814      1,320,774      1,094,082
  Cost of Sales - franchising activities,
    exclusive of depreciation and amortization           --             --        190,473             --
  Selling, general and administrative expenses    1,245,910        541,702      2,835,323      1,435,132
  Loss on disposal of equipment                      72,399             --         72,399             --
  Depreciation and amortization                      92,145         63,521        241,086        190,113
  Settlement Costs - Employment Contracts                --         56,784         47,010        170,352
                                                -----------    -----------    -----------    -----------
                                                  1,880,341      1,020,821      4,707,065      2,889,679
                                                -----------    -----------    -----------    -----------
Operating loss                                   (1,261,918)      (447,235)    (2,612,619)    (1,177,138)

Interest expense                                    154,693          4,382        172,945         27,433
                                                -----------    -----------    -----------    -----------
Net loss                                        ($1,416,611)   ($  451,617)   ($2,785,564)   ($1,204,571)
                                                ===========    ===========    ===========    ===========
Adjusted net loss for net loss per common
 share calculation:
Net loss                                        ($1,416,611)   ($  451,617)   ($2,785,564)   ($1,204,571)
Increase in carrying amount of redeemable
  preferred stock                                   (10,392)        (6,886)       (42,373)      (714,426)
                                                -----------    -----------    -----------    -----------
Net loss attributable to common stock           ($1,427,003)   ($  458,503)   ($2,827,937)   ($1,918,997)
                                                ===========    ===========    ===========    ===========
Shares outstanding:
  Weighted average number of common shares
    outstanding                                   3,554,392        943,150      3,091,402        943,150
  Additional shares                                      --        430,558             --        430,558
                                                -----------    -----------    -----------    -----------
Adjusted shares outstanding                       3,554,392      1,373,708      3,091,402      1,373,708
                                                ===========    ===========    ===========    ===========

Net loss per common share                            ($0.40)        ($0.33)        ($0.91)        ($1.40)
                                                ===========    ===========    ===========    ===========

        The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                              July 31,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
Cash Flows from Operating Activities:
  Net loss                                           ($2,785,564)   ($1,204,571)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                        241,086        190,113
    Common stock issued for services                     221,261           --
    Loss on disposal of equipment                         72,397           --
    Amortization of discount on issuance of
     convertible debentures                              109,825           --
    Decrease (increase) in:
      Accounts receivable                               (217,570)        65,262
      Inventories                                        (53,208)        26,164
      Notes receivable - officer                         (97,000)          --
      Deferred interest and financing costs              (84,922)          --
      Prepaid expenses                                   247,049        (81,249)
      Security deposits                                  (63,331)          (200)
    Increase (decrease) in:
      Accounts payable and accrued expenses             (351,913)      (202,355)
      Deferred franchising revenue                       (72,500)       (26,200)
                                                     -----------    -----------
        Total adjustments                                (48,826)       (28,465)
                                                     -----------    -----------
        Net cash (used in) operating activities       (2,834,390)    (1,233,036)
                                                     -----------    -----------
Cash Flows from Investing Activities:
  Capital expenditures                                  (227,129)       (33,109)
  Business acquired, net of cash received                (62,349)          --
                                                     -----------    -----------
    Net cash (used in) investing activities             (289,478)       (33,109)
                                                     -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock               3,235,337      2,003,986
  Proceeds from issuance of convertible debentures       900,000           --
  Proceeds from issuance of preferred stock                 --          200,000
  Redemption of preferred stock                         (343,029)      (416,997)
  Payments of notes payable                             (194,899)          --
  Payments of capitalized lease obligations              (69,005)       (37,845)
  Payments of loans from stockholders                    (13,047)       (25,781)
  Payments of current maturities of long-term debt       (17,407)        (2,885)
                                                     -----------    -----------
    Net cash provided by financing activities          3,497,950      1,720,478
                                                     -----------    -----------
Net increase in cash                                     374,082        454,333

Cash - beginning of period                                84,302         53,703
                                                     -----------    -----------
Cash - end of period                                 $   458,384    $   508,036
                                                     ===========    ===========

        The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JULY 31, 1997
                                   (Unuadited)

                                    Common Stock            Preferred Stock
                               ----------------------   ----------------------   Accumulated
                                 Shares      Amount       Shares       Amount      Deficit         Total
                               ---------   ----------   ----------    --------   -----------    -----------
Balance at October 31, 1996:   1,867,661   $3,360,136    1,117,503    $537,905   ($4,285,495)   ($  387,454)
Common stock issuance -
 Initial public offering       1,265,000    3,235,337         --          --            --        3,235,337
Common stock issuance -
 acquisition of business          25,000       53,906         --          --            --           53,906
Conversion of preferred
 stock to common stock            65,000         --        (65,000)       --            --             --
Increase in carrying amount
 of redeemable preferred
 stock                              --           --                    (42,373)         --          (42,373)
Common stock issuance for
 services                        500,000      529,688         --          --            --          529,688
Common stock issued for
 property                         12,500       12,500         --          --            --           12,500
Convertible debenture
 discount                           --        385,714         --          --            --          385,714
Net Loss                            --           --           --          --      (2,785,564)    (2,785,564)
                               ---------   ----------   ----------    --------   -----------    -----------
Balance at July 31, 1997       3,735,161   $7,577,281    1,052,503    $495,532   ($7,071,059)   $ 1,001,754
                               =========   ==========   ==========    ========   ===========    ===========

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

(2) BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by All American Food Group, Inc. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (all of which were of a normal recurring nature) necessary to present fairly the Company's financial position, results of operations and cash flows as of July 31, 1997 and for all periods presented have been made. A description of the Company's accounting policies and other financial information is included in its October 31, 1996 audited financial statements filed on Form 10-KSB. The consolidated results of operations for the quarter and nine month periods ended July 31, 1997 are not necessarily indicative of the results expected for the full year.

                ALL AMERICAN FOOD GROUP, INC. & AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) NET LOSS PER COMMON SHARE

     Net loss per common share was determined by dividing net loss, as adjusted, by the weighted average number of common shares outstanding, as adjusted. The net loss for each period ended July 31, 1997 was adjusted by the increase in the carrying amount of redeemable preferred stock. The weighted average number of common shares outstanding was adjusted by an increase of 430,558 shares for the three and nine months periods ended July 31, 1996. These additional shares represent the number of shares and options issued within the twelve months prior to May 3, 1996, when the Company filed a registration statement for an initial public offering (IPO), that were issued for consideration per share or at an exercise price per share less than the anticipated IPO price of $3.50 per share. The treasury stock method was used to determine the net increase in the number of shares outstanding. No adjustment for these additional shares has been made in calculating the weighted average number of common shares outstanding for the three and nine month periods ended July 31, 1997.

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

(5) CONVERTIBLE DEBENTURES

     During July 1997 the Company sold $900,000 of Convertible Debentures. The debentures are due in July 2000, bear interest at the rate of 5% and are payable at the Company's option in cash or common stock. The debentures are convertible into shares of the Company's common stock at a price which is the lesser of a 15% discount of the five day average closing price of the Company's common stock prior to the date of funding or a 30% discount of the five day average closing price of the Company's common stock prior to the date of conversion. The discount has been computed as of the funding dates and charged to paid in capital and is being amortized using the interest method over the 41 day periods which represents the first dates the debentures are convertible. The offering was made to "non-U.S. persons" as defined in Regulation S. The sale of these debentures has resulted in a non-cash charge of $109,825 for the three and nine months ended July 31, 1997. The charge equals the discount that would be incurred if the debentures were converted on the date they were funded.

(6) PENDING ACQUISITION

     On May 16, 1997, the Company entered into a letter of intent to acquire a six store retail bagel chain located in St. Petersburg, Florida, four of which will be Company-owned and the balance are intended to be franchised units. It is anticipated the total purchase price will approximate $1,450,000 and will consist of cash consideration of approximately $200,000, the assumption of approximately $250,000 of debt, and convertible preferred stock having a market value of approximately $1,000,000. The securities issued in this transaction will be restricted shares under Rule 144 of the Securities and Exchange Act.

                ALL AMERICAN FOOD GROUP, INC. & AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) ISSUANCE OF COMMON STOCK

     During the three months ended July 31, 1997 the Company entered into a series of consulting contracts relating to investment banking services, financial public relations and franchisee advertising in payment of which the Company issued a total of 500,000 registered shares of common stock pursuant to the Company's Stock Option Plan.

(8) SUBSEQUENT EVENTS

(a) Conversion of Convertible Debenture - On August 25, 1997 convertible debentures in the amount of $250,000 were converted into 322,322 shares of common stock.

(b) In August 1997 the Company issued 400,000 registered shares in accordance with two consulting plans providing services in the design and implementation of the Company's bagel production and distribution facility services in respect of the identification and evaluation of potential acquisition candidates. These shares of common stock were issued pursuant to the Company's Stock Option Plan.

(c) On September 16, 1997, the Company completed a private placement of an issue of 6% Convertible Debentures in the total amount of $2,600,000, payable in two tranches. The first tranche of $1,300,000 was paid on September 16, 1997. The terms of the Convertible Debentures provide for an annual interest rate of 6% payable quarterly, provide for conversion into shares of common stock at the option of the holder at the price of $2.19 per share, and include an obligation on the part of the Company to file a Form SB-2 Registration Statement for the shares underlying the Convertible Debentures. The effectiveness of this Registration Statement is among other things, a prerequisite before the funding of the second tranche of $1,300,000.

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

OVERVIEW

Results of Operations - Three Months Ended July 31, 1997 and 1996

     Revenues for the three months ended July 31, 1997 (the "1997 Quarter") were $618,423, an increase of $44,837, or 8%, from $573,586 for the three months ended July 31, 1996 (the "1996 Quarter"). This increase is attributable to an increase in store sales of $78,047, or 20%, to $460,456 in the 1997 Quarter from $382,409 in the 1996 Quarter, as a result of an increase to six stores from four stores operated by the Company during the three month period, an increase in commissary and product sales of $14,144, or 13%, to $119,228 in the 1997 Quarter from $105,084 in the 1996 Quarter, as a consequence of a greater number of franchise stores, and a concomitant increase in demand for product during the 1997 Quarter, which increases were offset by a decrease in franchising activities of $8,425, or 20%, to $33,159 in the 1997 Quarter from $41,584 in the 1996 Quarter consisting of: (a) a decrease in initial non-recurring franchise and market development fees of $23,186, or 91%, to $2,314 in the 1997 Quarter from $25,500 in the 1996 Quarter offset by (b) an increase in ongoing royalties of $14,761, or 92%, to $30,845 in the 1997 Quarter from $16,084 in the 1996
Quarter. The Company believes the decrease in initial non-recurring franchise fees is attributable in part to the recent decline in the Company's stock price during 1997 which has adversely affected its ability to market franchises and is hopeful that the recent improvement in the Company's stock price will reverse this trend. The increase in store sales was also offset by a decrease in equipment sales of $38,929, or 87%, to $5,580 in the 1997 Quarter from $44,509 in the 1996 Quarter which decrease is attributable to the decrease in initial non-recurring franchise fees.

     Future equipment and commissary sales will be dependent on the Company's franchising activities, and such sales will therefore increase or decrease in direct proportion to

                          ALL AMERICAN FOOD GROUP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

     Cost of sales increased by $111,073, or 31%, to $469,887 in the 1997 Quarter from $358,814 in the 1996 Quarter. Cost of sales as a percentage of store and product sales increased to 80% in the 1997 Quarter from 77% in the 1996 Quarter, reflecting an increase attributable to additional costs associated with the relocation of the Company's Lodi, New Jersey commissary and production facility to its new headquarters in South Plainfield, New Jersey. To the extent that future increases in the Company's total revenues are attributable to franchise fees, market development fees and franchise royalties, costs of sales can be expected to decrease as a percentage of revenues.

     Selling, general and administrative expenses increased by $704,208, or 130%, to $1,245,910 in the 1997 Quarter from $541,702 in the 1996 Quarter. This increase in both absolute dollars and as a percentage of revenues is attributable to the implementation of the Company's national expansion plan, substantial consulting fees incurred during the 1997 quarter and substantial professional fees related to pending acquisitions and investment banking services. The increase is primarily due to (i) an increase in salaries and related costs of $73,940, or 33%, to $298,838 in the 1997 Quarter from $224,898 in the 1996 Quarter, (ii) an increase in selling expense of $79,433, or 67%, to $198,374 in the 1997 Quarter from $118,941 in the 1996 Quarter, primarily due to increased advertising costs to attract new franchisees and increased shipping costs associated with increased product sales, (iii) an increase in occupancy costs of $122,257, or 154%, to $201,710 in the 1997 Quarter from $79,453 in the
1996 Quarter attributable to an increase to six stores operated by the Company from four stores during the three month, and the move of the Company's headquarters (iv) an increase in professional fees and related costs associated with the Company becoming a public Company, investment banking services and pursuing an acquisition strategy of $70,523, or 277%, to $95,997 in the 1997 Quarter from $25,474 in the 1996 Quarter, and (v) an increase in consulting fees of $303,909, or 3,133%, to $313,609 in the 1997 Quarter from 9,700 in the 1996
Quarter. This increase is primarily attributable to charges incurred under consulting contracts relating to investment banking services and financial public relations.

     Depreciation and amortization increased by $28,624, or 45%, to $92,145 in the 1997 Quarter from $63,521 in the 1996 Quarter, primarily as a consequence of the Company owning and operating two more stores in the 1997 Quarter.

     Interest expense increased by $150,311, or 3,430%, to $154,693 in the 1997 Quarter from $4,382 in the 1996 Quarter. This increase is attributable to the discount granted in the Company's convertible debentures

     The net loss increased by $964,994, or 214%, to $1,416,611 in the 1997 Quarter from $451,617 in the 1996 Quarter as a result of the factors discussed above, particularly the lack of franchise sales and associated equipment sales, and the consulting fees incurred in the period.

Results of Operations - Nine Months Ended July 31, 1997 and 1996

     Revenues for the nine months ended July 31, 1997 (the "1997 Interim Period") were $2,094,446, an increase of $381,905, or 22%, from $1,712,541 for the nine months ended

                          ALL AMERICAN FOOD GROUP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

July 31, 1996 (the "1996 Interim Period"). This increase is attributable to (i) an increase in store sales of $151,909, or 15%, to $1,180,635 in the 1997 Interim Period from $1,028,726 in the 1996 Interim Period, (ii) an increase in franchising activities of $195,337, or 82%, to $432,560 in the 1997 Interim Period from $237,223 in the 1996 Interim Period consisting of (a) an increase in initial non-recurring revenue from the sale of Company-owned stores to franchisees of $200,000 in the 1997 Interim Period from $0 in the 1996 Interim Period, (b) a decrease in initial non-recurring franchise and market development fees of $55,581, or 27%, to $146,629 in the 1997 Interim Period from $202,210 in the 1996 Interim Period and (c) an increase in ongoing royalties of $50,918, or 145%, to $85,931 in the 1997 Interim Period from $35,013 in the 1996 Interim Period, and (iii) an increase in commissary and product sales of $102,463, or 45%, to $332,366 in the 1997 Interim Period from $229,903 in the 1996 Interim Period, as a consequence of a greater number of franchise stores and a concomitant increase in demand for product during the 1997 Interim Period, which increases were partially offset by a decrease in equipment sales of $67,804, or 31%, to $148,885 in the 1997 Interim Period from $216,689 in the 1996 Interim Period, primarily due to the fact that, during the 1997 Interim Period the Company has focused on franchising activities rather than on sales of equipment to unaffiliated purchasers.

Future equipment and commissary sales will be dependent on the Company's franchising activities, and such sales will therefore increase or decrease in direct proportion to the Company's success in expanding its system of franchised stores.

     Cost of sales increased by $417,165, or 38%, to $1,511,247 in the 1997 Interim Period from $1,094,082 in the 1996 Interim Period. The increase in cost of sales from franchising activities is primarily due to the sale of a Company-owned store to a franchisee. The increase in cost of sales from equipment and product sales and store operations is primarily due to increased store sales. Cost of sales as a percentage of product sales increased to 79% in the 1997 Interim Period from 78% in the 1996 Interim Period, reflecting the net effect of an increase in the sale of a Company-owned store to a franchisee, and an increase attributable to the upgrading of the Company's Lodi, New Jersey commissary and production facility and increases in payroll and fixed overhead costs associated with expansion of this facility. To the extent that future increases in the Company's total revenues are attributable to franchise fees, market development fees and franchise royalties, costs of sales can be expected to decrease as a percentage of revenues.

     Selling, general and administrative expenses increased by $1,400,191, or 98%, to $2,835,323 in the 1997 Interim Period from $1,435,132 in the 1996
Interim Period. This increase in both absolute dollars and as a percentage of revenues is attributable to the implementation of the Company's national expansion plan substantial consulting fees incurred during the third quarter of 1997, substantial professional fees related to pending acquisitions and investment banking services and substantial consulting fees incurred during the third quarter of 1997. The increase is primarily due to (i) an increase in salaries and related costs of $273,534, or 48%, to $839,442 in the 1997 Interim Period from $565,908 in the 1996 Interim Period, (ii) an increase in selling expense of $211,566, or 75%, to $492,241 in the 1997 Interim Period from $280,675 in the 1996 Interim Period, primarily due to increased advertising costs to attract new franchisees and increased shipping costs associated with increased product sales, as a result of an increase to four stores from three stores operated by the Company during the first three months and from four stores to six stores operated by the Company during the second six months of the 1997 Interim Period (iii) an increase in occupancy costs of $216,592, or 97%, to $441,026 in the 1997 Interim

                          ALL AMERICAN FOOD GROUP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

Period from $224,434 in the 1996 Interim Period as a result of an increase to four stores from three stores operated by the Company during the first three months and from four stores to six stores operated by the Company during the second six months of the 1997 Interim Period, and the move of the Company's headquarters (iv) an increase in professional fees and related costs associated with the Company becoming a public Company, investment banking services and pursuing an acquisition strategy of $115,078, or 153%, to $190,079 in the 1997 Interim Period from $75,001 in the 1996 Interim Period, and (v) an increase in consulting fees of $404,239, or 1,376%, to $433,609 in the 1997 Interim Period from $29,370 in the 1996 Interim Period. This increase is primarily attributable to charges incurred under consulting contracts relating to investment banking services and financial public relations.

     Depreciation and amortization increased by $50,973, or 27%, to $241,086 in the 1997 Interim Period from $190,113 in the 1996 Interim Period, primarily as a result of an increase to four stores from three stores operated by the Company during the first three months and from four stores to six stores operated by the Company during the second six months of the 1997 Interim Period.

     Interest expense increased by $145,512, or 530%, to $172,945 in the 1997 Interim Period from $27,433 in the 1996 Interim Period. This increase is attributable to the discount granted in the Company's convertible debentures

     The net loss increased by $1,406,650, or 117%, to $2,785,564 in the 1997 Interim Period from $1,204,571 in the 1996 Interim Period. To date, the Company has operated at a loss as a result of the application of resources in excess of revenues to develop its operating infrastructure, including the support structure necessary to fulfill its obligations under its franchise agreements and the anticipation of additional franchise sales. Consequently, total revenues are not yet sufficient to support the Company's overhead. Management anticipates, that during the fiscal year ending October 31, 1997, the Company's revenues will increase due to additional franchise sales, increased royalty income from existing stores, increased equipment sales to new franchisees, increased sales in existing Company-owned stores and sales revenues from newly opened Company-owned stores. There can be no assurance, however as to whether, and to what extent, the Company will actually experience additional revenues from any of these sources. The Company's ability to operate profitably in the future is substantially dependent upon its ability to sell store and market development franchises and to open additional franchise stores.

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

     During July 1997 the Company sold $900,000 of Convertible Debentures. In August 1997 the Company sold an additional $50,000 of convertible debentures.

     The Company's revenues are not yet sufficient to support the Company's operating expenses. Cash used by operating activities for the nine months ended July 31, 1997 was $2,834,392 compared to cash used by operating activities of $1,233,026 during the nine months ended July 31, 1996.

     Additional funds will be required to support the Company's capital requirements during the period it continues to operate at a loss.

     In this regard, on September 16, 1997, the Company completed a private placement of an issue of 6% Convertible Debentures in the total amount of $2,600,000, payable in two tranches. The first tranche of $1,300,000 was paid on September 16, 1997. The terms of the Convertible Debentures provide for an annual interest rate of 6% payable quarterly, provide for conversion into shares of common stock at the option of the holder, and include an obligation on the part of the Company to file a Form SB-2 Registration Statement for the shares underlying the Convertible Debentures. The conversion feature of the debenture provides for a conversion price equal to the lesser of $2.19 per share, (the closing price on the date of the completion of the funding) or up to a maximum of a 25% discount to the market price at the time of conversion. The effectiveness of the Registration Statement is among other things, a prerequisite before the funding of the second tranche of $1,300,000.

                          ALL AMERICAN FOOD GROUP, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

     IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, PROSPECTIVE INVESTORS SHOULD CONSIDER THE FOLLOWING FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS.

     EXPANSION. As of July 31, 1997 there were 24 stores in operation, consisting of 6 Company-owned and 18 franchised stores. By the end of 1997, the Company contemplates having approximately 6 to 7 Company-owned and 40 to 45 franchised stores in operation. The Company contemplates to have 6 to 7 Company-owned and 95 to 100 franchised stores in operation by the end of 1998. The Company is continually seeking to develop additional Company-owned stores and support its marketing efforts to attract new franchisees. There can be no assurance that the Company will be able to attract new franchisees to open all of the planned new stores, or that, if opened, such stores can operate profitably. The opening and success of the Company's owned and operated and franchised stores will depend on various factors, not all of which are in the control of the Company, including customer acceptance of the Company's concept in new markets, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permit and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company and its franchisees, the ability of the Company to successfully manage this anticipated expansion and to hire and train personnel, and general economic and business conditions. Furthermore, because of the

Company's relatively small store base, an unsuccessful store could have a more significant adverse effect on the Company's results of operations than would be the case for a company with a larger store base.

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

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Item 27 -- Financial Data Schedule

     (b) Reports on Form 8-K

         On July 24, 1997 the Company filed a report on Form 8-K to report the sale of $550,000 principal amount of convertible debentures under Regulation S.

         On August 14, 1997 the Company filed a report on Form 8-K to report the sale of $400,000 principal amount convertible debentures under Regulation S.

                          ALL AMERICAN FOOD GROUP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of September, 1997.

                          ALL AMERICAN FOOD GROUP, INC.

                            By: /s/ Andrew Thorburn
                                Chairman of the Board of Directors,
                                Chief Executive Officer
                                (Principal Executive Officer)

                            By: /s/ Chris R. Decker
                                Director, Executive Vice President
                                and Chief Financial Officer
                                (Principal Financial and Accounting
                                Officer)