Form 10KSB40
period 1997-10-31
ALL AMERICAN FOOD GROUP INC
filed 1998-02-13
CIK 1013627

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-KSB

(Mark One)
 [X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997
                                       OR
 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                        Commission file number 0-21837

                         ALL AMERICAN FOOD GROUP, INC.
          -----------------------------------------------------------
           (Name of Small Business Issuer in Its Charter) New Jersey

(State or other jurisdiction of (I.R.S. Employer incorporation or organization)
                        Identification No.) 22-3259558

             104 New Era Drive, South Plainfield, New Jersey 07006
             -----------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number, including area code: (908) 757-3022

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, No Par Value
                          --------------------------
                                Title of Class

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                  -----   -----
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $2,809,885.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on October 31, 1997 was $1,124,886.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS The number of outstanding shares of Common Stock of the registrant as of October 31, 1997 was 5,924,397.

              DOCUMENTS INCORPORATED BY REFERENCE: Not Applicable

Transitional Small Business Disclosure Format (Check One): Yes      No  X
                                                              -----   -----

                               TABLE OF CONTENTS


                                                                                         PAGE
                                                                                         ----
PART I                                                                                   1
         ITEM 1.      DESCRIPTION OF BUSINESS                                            1
         ITEM 2.      DESCRIPTION OF PROPERTY                                            16
         ITEM 3.      LEGAL PROCEEDINGS                                                  17
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17

PART II                                                                                  18
         ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS                                                18
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OR PLAN OF OPERATION                                               20
         ITEM 7.      FINANCIAL STATEMENTS                                               22
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTINGAND FINANCIAL DISCLOSURE                              22

PART III                                                                                 23
         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                      OF THE EXCHANGE ACT                                                23
         ITEM 10.     EXECUTIVE COMPENSATION                                             25
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT                                                     26
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     28
         ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K                            29

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

OVERVIEW

    All American Food Group, Inc. (together with its wholly owned subsidiaries, the "Company") franchises two distinct bagel store concepts, distributes bagel bakery equipment and currently operates ten retail bagel stores. All of the Company's bagels are prepared using the Company's proprietary bagel mix and dough conditioner, in the "Old World" style, by first boiling and then baking the dough using the Company's own bagel kettle and bagel oven. The Company believes that this process and the use of its proprietary ingredients and its equipment ensure the consistent preparation of premium quality bagels with a shine, crust, texture and overall flavor that distinguish its products from those of its competitors.

    The Company franchises its concepts and operates its bagel stores under the names "Goldberg's Original Old World Bagels" ("Goldberg's"), "Sammy's New York Bagels" ("Sammy's") and variations thereof. Stores franchised under the Goldberg's name and concept offer a traditional bagel/delicatessen menu, consisting of bagels, spreads, sandwiches, salads, soups and "appetizing" bakery items. Sammy's stores differ from Goldberg's stores in that they offer bagels and related dairy items in a kosher store, under national Kof-K Kosher Supervision. Management believes that Sammy's is the only franchised food chain subject to national kosher certification currently available in the United States.

    As of October 31, 1997, the Company's retail system consisted of nineteen Goldberg's and eight Sammy's stores located in nine states, including eight Goldberg's and two Sammy's stores owned and operated by the Company and eleven Goldberg's and six Sammy's stores operated under franchise or license arrangements with the Company.

    The Company also distributes and services its bagel bakery equipment for use by its franchisees. The Company's equipment utilizes the old-fashioned method of boiling, then baking bagels with revolving tray ovens. Management believes that the Company is the only franchisor of bagel stores that provides bagel equipment directly to its franchisees.

    The Company will seek to expand its retail operations primarily through franchising, and to a lesser extent, through acquisitions in key markets. Management believes that food service franchising in general, and the franchising of bagel restaurants in particular, present a unique opportunity for success in the current consumer and franchise markets. See "-- The Bagel Business."

    PLAN OF OPERATIONS


    The Company will seek to increase its revenue, thereby generating operating cash flow in the future, by implementing the following actions:

    - Expanding franchise operations. The Company will seek to increase the sale of franchises by (i) advertising in national and regional publications and business magazines and (ii) upgrading its promotional material. In addition, depending upon the availability and utilization of existing staff, the Company may hire additional sales personnel. The Company also will seek to increase its sale of franchises by opening additional Company-owned flagship stores to generate interest from experienced multi-store developers to enter into multi-unit Market Development Agreements. Management anticipates that the sale of additional franchise territories and the opening of additional stores in such territories should result in increases in franchise revenues.

    - Increasing product sales. The Company will seek to open new Company-owned retail stores and expects increased sales from its commissary to new franchise stores. The Company continuously develops new products, such as its new line of Soup Chef(TM) specialty soups, which management believes will lead to increased sales as the variety of products grows. The Company has retained an advertising firm to help increase store revenues, increase franchise sales and promote brand name recognition. See "-- Advertising."

    - Making acquisitions. The Company will seek to acquire other bagel stores or complementary outlets which provide entry into new markets. Management anticipates that, over a period of time, these acquisitions will increase revenues significantly.

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

    The Company was incorporated as a subsidiary of Jutland Enterprises Inc. ("Enterprises") under the laws of the State of New Jersey on September 27, 1993, under the name "Jutland Food Group, Inc." and changed its name to "All American Food Group, Inc." on October 24, 1995.

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

    In July 1997, the Company sold $900,000 of convertible debentures pursuant to an exemption under Regulation S. In August 1997, the Company sold an additional $50,000 of Convertible Debentures through private placement under Regulation D. The Company obtained $1,300,000 of financing in the form of 6% Convertible Debentures on September 16, 1997. The debentures so sold by the Company were convertible into Common Stock of the Company at varying discounts to the then market price of the Common Stock (see Note 18 to the Company's Financial Statements included herewith). During fiscal 1997 the Company issued 1,052,367 shares of Common Stock upon conversion of such debentures.

    The Company's executive offices are located at 104 New Era Drive, South Plainfield, New Jersey 07080 and its telephone numbers are (908) 757-3022.

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

    While bagels historically have been a staple ethnic food along the East Coast and in certain other urban areas throughout the country, management believes that there is a substantial potential market in smaller urban and suburban areas. Further, until recently the retail bagel industry has been composed almost exclusively of one and two-store operations and a few larger regional chains, some of which have indicated the intention to expand to a national scope. Management believes that there is a significant market for high quality bagels and that there is a significant market niche for companies able to provide such bagels on a consistent basis through a nationwide system of retail outlets. The Company believes that its system of producing bagels in each store using proprietary ingredients and its equipment is the optimal method for delivering fresh, consistently high quality products to a large and geographically dispersed market.

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

        Experience. The Company's products and operating systems were developed based on the experience of the Goldberg family of Westwood, New Jersey during the 58 years of operation of its family-owned bagel shops. Based on this half century of experience and management's experience in operating and franchising other food concepts, the Company has analyzed, standardized and documented all aspects of its retail bagel operations to develop its operating and franchise systems. See "-- Franchising" and "Management."

        Complementary Concepts. Management believes that the Company's franchise program is unique in offering two complementary bagel concepts -- Goldberg's, which offers a traditional bagel/delicates- sen menu, and Sammy's, which offers bagels and related dairy items in a kosher store. Management believes that the availability of these two complementary concepts uniquely positions the Company to benefit from economies of scale in purchasing, while permitting it to penetrate distinct segments of the bagel market.

        Kosher Concept and Production Facilities. Management believes that Sammy's is the only franchised food chain subject to national kosher certification currently available in the United States. Kof-K Kosher Supervision estimates that the kosher market currently generates over $2 billion in sales annually from 20,000 certified kosher products. With over 6 million Jews nationally, another 6 million Muslims and Seventh Day Adventists subject to similar dietary restrictions, and a significant segment of the secular market that views kosher certification as a sign of high quality, authenticity and careful preparation, this market has experienced average annual sales growth of 20% or more since 1990. In order to ensure consistency in the quality of its products and achieve economies in kosher supervision, the Company operates a central commissary from which all Sammy's stores receive frozen, pre-formed, uncooked bagels on a weekly basis for on-premises preparation. Management anticipates that, in the future, it will utilize this facility for the production of bagels for sale to Goldberg's as well as Sammy's franchisees. See "-- Properties."

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

FRANCHISING

    The Company offers single-unit franchises, as well as Market Development Agreements covering a number of stores to be opened in a designated area within a specified period of time. As of October 31, 1997, the Company may sell its franchises in 40 states. The Company has entered into a Market Development Agreement for the State of Ohio, covering 15 retail stores, a Market Development Agreement for the State of Arizona, covering 15 retail stores, a Market Development Agreement covering a portion of the State of New York covering 37 retail stores, a Market Development Agreement covering a portion of the State of South Carolina covering 6 stores, a Market Development Agreement covering a portion of the State of Pennsylvania covering 3 stores and a licensing agreement covering the country of Israel.

    Franchise revenue includes the sale of single unit franchises pursuant to Single Unit Agreements, the sale of Company-owned stores to franchisees, the sale of market development franchises pursuant to Market Development Agreements and ongoing royalty and advertising fees.

    Single Unit Agreements provide for payment of a nonrefundable initial franchising fee (an "Initial Franchise Fee"), a weekly royalty on gross sales, and a weekly cooperative advertising fund contribution. The Company's material obligations under the terms of all Single Unit Agreements are assisting in site selection and franchisee training. Initial Franchise Fees under Single Unit Agreements are recognized as revenues when the Company has no further material obligations in respect of the establishment of such franchise, which occurs upon the opening of the store.

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

    Training and Field Support. Prior to opening, each franchisee (or an owner thereof) and at least one manager of each franchised Goldberg's or Sammy's restaurant must complete a 13-day training program including approximately 35 and 70 hours of classroom and on-the-job training, respectively, covering areas essential to the management and operation of both a retail and wholesale bagel business, including bagel preparation and production; store operating procedures; accounting and cost control; employee matters; in-and out-of-store marketing; ordering; catering; equipment maintenance; and sanitation matters. All training is conducted by senior Company personnel at the Company's corporate headquarters in Fairfield, New Jersey, or in nearby Company-owned stores. As of the date of this Prospectus, the Company had not established a permanent schedule for its training courses, but instead schedules such courses as needed to meet the opening schedules of new stores. The Company does not charge for this training and provides all participants with their midday meal, but franchisees are expected to defray living expenses for themselves and their employees during the training sessions. Similar training is required of all new managers subsequently hired and is provided by the Company.


    Refresher and ongoing training is available to franchisees on an individualized basis, through consultative meetings at franchise sites, at corporate stores and at corporate headquarters.

    The Company provides on-site and other supervisory guidance and assistance in connection with the opening of each Goldberg's and Sammy's store. Once open, the Company conducts regular operational visits and provides ongoing guidance and assistance based upon the results of such visits and review of reports submitted to it. Such guidance and assistance may relate to standards, methods and operating procedures; preparation of authorized food, beverages and other products and services; selection, purchase and preparation of food, beverage and other products, as well as fixtures, equipment, signs, materials and supplies; formulation and implementation of advertising and promotional programs; and establishment and operation of administrative, bookkeeping, accounting, inventory control, sales and general operating procedures.

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

    Purchasing. Franchisees are required to purchase bagel mix and/or dough conditioner, in the case of Goldberg's stores, and prepared dough, in the case of Sammy's stores, directly from the Company. In addition, all franchisees are required to purchase the Company's bagel kettle and bagel oven. Management believes that purchase of these items from the Company is essential to maintaining the Company's quality control standards, and to ensuring the consistent high quality of the bagels offered at all of its Goldberg's and Sammy's stores.

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

    In the event that a franchisee proposes to purchase any brand or type of product not previously approved for purchase by the Company or to purchase approved items from a supplier not previously approved, the franchisee is required to submit to the Company information regarding the manufacturer's or supplier's business reputation, delivery and service performance, reliability, financial condition and credit worthiness. In addition, in the case of previously unapproved products, the franchisee must submit samples for review by the Company to determine compliance with the Company's specifications and standards. The Company then reviews the submission and, within 30 days, makes a determination whether or not to approve the supplier or product.

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

STORE LOCATIONS

The following table sets forth, by location, the number of Company owned, franchised and licensed Goldberg's and Sammy's restaurants open or under development, as of October 31, 1997:

                             COMPANY-OWNED STORES:

                                                                   Date Opened
Location                                   Concept                 (Projected)
                                                                   -----------

1443 Queen Anne Road

Teaneck, NJ  07666...................    Sammy's                      6/92

40 North James Road
Columbus, OH  43213..................    Sammy's                      1/94

197 Bleecker Street
New York, NY  10012..................    Goldberg's                   2/96

121 Route 59 W.
Nanuet, NY  10954....................    Goldberg's                   1/97

1408 Whalley Avenue                      Goldberg's
New Haven, CT  06515.................    Bagel Connection             3/97

1865 2nd Avenue (96th St.)
New York, NY  10029..................    Goldberg's                  12/96

7043 4th Street North                    Goldberg's
St. Petersburg, FL  33702............    St. Pete Bagel               8/87

249 Central Avenue                       Goldberg's
St. Petersburg, FL  33701............    St. Pete Bagel               2/90

210 East Madison                         Goldberg's
Tampa, FL  33602.....................    St. Pete Bagel               5/95

4329 West Kennedy Blvd.                  Goldberg's
Tampa, FL  33609.....................    St. Pete Bagel               6/96

                        FRANCHISED AND LICENSED STORES:


                                                              Date Opened
                 Location                     Concept         (Projected)
                 --------                     -------         -----------

134 North Avenue
New Rochelle, NY  10803..................   Sammy's               10/92

4951 East Grant Rd.
Tuscon, AZ  85712........................   Goldberg's             9/95

421 Route 59
Monsey, NY  10952........................   Sammy's               11/95

1583 - A West Lane Ave.
Upper Arlington, OH .....................   Sammy's               12/95

6449 Oracle Ave.
Tucson, AZ  85712........................   Goldberg's             2/96

162 City Center Drive
Columbus, OH  43215......................   Sammy's                6/96

1312 Grandview Avenue
Grandview Heights, OH ...................   Sammy's                7/96

1461 Weaver Street
Scarsdale, NY  10583.....................   Sammy's               12/96

3318 Highway 17 So.
No. Myrtle Beach, SC  29582..............   Goldberg's             2/97

                                            Goldberg's
3735 West Dempster Street                   Kosher New
Skokie, IL  60076........................   York Bagels            4/97

42 Pershing Drive                           Goldberg's
Derby, CT  06418.........................   Bagel Connection       3/97

222 Main Street                             Goldberg's
Farmington, CT  06032....................   Bagel Connection       3/97

18 Old Stratford Road                       Goldberg's
Shelton, CT  06497.......................   Bagel Connection       3/97

11130 Seminole Blvd.                        Goldberg's
Largo, FL  34640.........................   St. Pete Bagel         2/95

5835 memorial Highway                       Goldberg's

Tampa, FL  33615.........................   St. Pete Bagel         2/97

2989 Dixwell Avenue
Hamden, CT  06518........................   Goldberg's            10/97

3650 Nazareth Pike
Bethlehem, PA  18017.....................   Goldberg's            10/97

STORES UNDER DEVELOPMENT:


White Plains, NY.........................   Sammy's                (2/98)

Mt. Kisco, NY............................   Sammy's               (12/97)

Albany, NY...............................   Goldberg's             (2/98)

East Haven, NY...........................   Goldberg's             (1/98)

Toledo, OH (FOUR STORES).................   Goldberg's             (3/98)


TRADEMARKS AND SERVICE MARKS

    Management believes that, in the food service industry, trademarks and service marks are most effectively protected by constant, continued and evolving use of various distinctive identifying symbols. The Company is not dependent upon particular registered marks and does not believe that the registration of such marks would materially enhance its competitive position, business or prospects.

    The Company provides bagel ovens and kettles and other bagel bakery equipment to its franchisees and believes that this equipment is uniquely suited to the production of high quality bagels. Although the Company modifies and installs this equipment in a proprietary manner, the Company does not believe these modifications and refinements are patentable. It is the Company's practice to protect its proprietary dough conditioner, bagel mix and bagel dough by relying on trade secret laws and confidentiality agreements. There can be no assurance that the confidentiality of its trade secrets will be maintained or that others will not independently develop or obtain access to the same, comparable or improved recipes and formulas. See "Risk Factors -- Lack of Trademark and Patent Protection." The Company has filed a registration application to register the trademark "Goldberg's New York Bagels est. 1938" on the United States Patent and Trademark Office principal register. Members of the Goldberg family currently operate ten independent bagel bakeries using the name "Goldberg" in northern New Jersey and Rockland County, New York, which are not affiliated with the Company.

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

    Recently, the bagel industry has experienced rapid expansion, with an estimated 3,000 bagel shops (including chains and independent stores) currently in operation. In addition, Dunkin' Donuts began selling its own line of fresh-baked bagels in June 1996 and expects to be selling in almost as many of its own stores as all other bagel chains combined. A number of bagel companies also have been involved in initial public offerings and acquisitions, resulting in the entry of such companies into the public capital markets.

    There are also several regional bagel chains and independent bagel shops which may be expected to compete with the Company. The Company's stores also compete with take-out and fast-food restaurants, delicatessens and prepared food stores, bakeries, supermarkets and convenience stores. The Company believes that the start-up costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the start-up costs associated with commencing a Goldberg's or Sammy's store and accordingly, such start-up costs are not an impediment to entry into the retail bagel business. See "Risk Factors -- Competition; Ease of Entry into Business."

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

ADVERTISING

    The Company presently advertises and plans to continue advertising, its franchises in current stores, franchise trade shows, newspapers and business opportunity magazines. The Company and its franchisees also advertise products in newspapers, through direct mailing and on radio and television.
See "-- Franchising."

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

EMPLOYEES

         At October 31, 1997, the Company had 136 employees, consisting of 100 full-time and 36 part-time employees. The Company has never experienced a work stoppage and no employees are represented by any labor union. The Company believes that its employee relations are good.


ITEM 2.           DESCRIPTION OF PROPERTY

The Company's executive offices are located at 104 New Era Drive, South Plainfield, New Jersey 07080. The Company first occupied this location on April 1, 1997. The headquarters consist of approximately 23,000 square feet. The Company's lease on its headquarters location, bagel producing commissary and warehouse commenced February 15, 1997 and expires on January 31, 2007. The lease provides a renewal option of one five-year term. The commissary operates under kosher supervision and produces bagels for all Company-owned and franchised Sammy's stores. See "-- Kosher Certification and Supervision."

    The Company purchases bagel bakery equipment from outside vendors for distribution to Company-owned and franchised stores either directly from the manufacturer or in one consolidated shipment from the Company's Lodi warehouse. The Lodi facility currently is operating at full capacity, and management expects that additional space will be needed for the Company to continue to distribute equipment to its franchisees effectively.

    The following table sets forth the location, size and certain information pertaining to the lease, on each of the Company's three Goldberg's stores, two Sammy's stores and its commissary.


                                                                               Lease Terms

                                                      Area         --------------------------------------

              Location                   Concept    (Sq. Ft.)      Commencement   Expiration     Renewals
              --------                   -------    ---------      ------------   ----------     --------

1443 Queen Anne Road
Teaneck, NJ  07666.................   Sammy's             750           8/1/91       7/31/03     None

40 North James Road
Columbus, OH  43213................   Sammy's            2600          11/1/93      10/31/03     None

197 Bleecker Street
New York, NY  10012................   Goldberg's         1260          11/1/94      10/31/03     None

121 Route 59 West
Nanuet, NY  10954..................   Goldberg's         1961           7/1/95       6/30/05     None

1408 Whalley Avenue

New Haven, CT  06515...............   Goldberg's         3425           9/1/93       9/1/98      Five Year

1865 2nd Avenue (96th Street)
New York, NY  10029................   Goldberg's        1,550           9/1/84      09/13/04     Five Year

7043 4th Street                                                                                  ThreeYear
St. Petersburg, FL  33702             Goldberg's        2,034           5/1/95      04/30/98     Option

249 Central Avenue
St. Petersburg, FL  33701             Goldberg's        1,100           3/1/90      03/01/98     Two Year(2)

210 East Madison
Tampa, FL  33701...................   Goldberg's        1,300          10/3/94      10/14/99     Five Year

4329 W. Kennedy Boulevard                                                                        Two Two
Tampa, FL  33609...................   Goldberg's        1,650           7/1/96      08/01/98     Year Terms


ITEM 3.           LEGAL PROCEEDINGS

         From time to time the Company is involved in litigation arising in the ordinary course of its business. The Company is not currently engaged in any legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company has been trading on Nasdaq SmallCap Market under the symbol "AAFG" since December 1996.

The following table sets forth the range of high and low close prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

                                 COMMON STOCK

QUARTER ENDED                   HIGH                     LOW
-------------                   ----                     ---

December 31, 1997               $ 3/8                    $ 5/16
September 30, 1997              $ 2 1/32                $ 1 15/16
June 30, 1997                   $ 15/16                  $ 11/16
March 31, 1997                  $ 2                      $ 1 13/16

         As of January 31, 1998, there were approximately 506 holders of record of the Company's Common Stock.

DIVIDEND POLICY

         The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company's operations and to finance the expansion of its business.

SELECTED FINANCIAL DATA

                           SELECTED FINANCIAL DATA

The following financial information is qualified by reference to, and should be read in conjunction with the Company's Consolidated Financial statements and the notes thereto and "Management's Discussion and Analysis or Plan of Operation" contained elsewhere in this Prospectus.

                        Three Months                Year Ended
                           Ended     Nine Months    October 31,
                        January 31,     Ended          1995        Year Ended      Year Ended
                           1995      October 31,  (aggregated)(1)  October 31,     October 31,
                        (unaudited)     1995        (unaudited)        1996           1997
                        -----------  -----------  ---------------  -----------    -----------
Revenues
Store Sales              $ 530,665    $1,422,341   $1,953,006      $ 1,401,266     $1,777,274

Franchising revenue             --       377,201      377,201          277,854        284,829

Equipment and
product sales              143,799       550,726      694,525          561,067       747,782
                         ---------    ----------  -----------      -----------    -----------
                           674,464     2,350,268    3,024,732        2,240,187      2,809,885

Operating expenses
Cost of sales-equip-
ment and product costs
and store operations
exclusive of depreci-
ation and amortization     535,145     1,739,147    2,274,292        1,572,185      2,094,008

Cost of sales-franchi-
sing activities,
exclusive of depreci-
ation and amortization          --       213,408      213,408               --             --

Selling, general and
administrative expenses    445,686     1,146,365    1,592,051        2,132,072      4,974,666

Loss on disposal of
equipment                       --            --           --               --         72,397

Depreciation and
amortization                83,217       211,463      294,680          251,741        336,430

Settlement costs-
Employment Contracts        56,784       170,352      227,136          224,341         47,010
                         ---------    ----------  -----------      -----------    -----------
                         1,120,832     3,480,735    4,601,567        4,180,339     $7,524,511
                         =========    ==========  ===========      ===========    ===========


Operating loss            (446,368)   (1,130,467)  (1,576,835)      (1,940,152)    (4,714,626)

Interest expense            28,988        21,078       50,066           33,440        983,893
                         ---------    ----------  -----------      ------------   -----------
Net loss                 ($475,356)  ($1,151,545) ($1,626,901)     ($1,973,592)   ($5,698,519)

Net loss per
share                       ($0.27)       ($0.84)      ($1.10)          ($1.85)       ($1.58)

Weighted average
number of common
shares outstanding       1,785,776     1,373,708    1,476,024        1,373,708      3,634,442

Balance Sheet Data:

                                        1/31/95       10/31/95     10/31/96         10/31/97
                                        -------       --------     --------         --------
Working capital
(Deficit)                                (539,020)     (902,920)  (1,039,059)           2,572

Total assets                            1,743,561     1,338,794    2,188,474        5,242,934

Total liabilities                       1,170,207     1,386,967    2,013,250        3,505,776

Redeemable preferred
stock                                          --            --      562,678          268,033

Common stock                            1,277,000       876,150    3,360,136       11,130,669

Non-redeemable
preferred stock                            54,000     1,022,580      537,905          322,470

Additional paid in
capital                                   365,000       365,000           --               --

Accumulated deficit                    (1,122,646)   (2,311,901)  (4,285,495)      (9,984,014)

----------
(1) Represents the total of results for the nine-month fiscal period ended October 31, 1995 and the three-month interim period ended January 31, 1995.

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

OVERVIEW

The Year 2000 --

Management of the Company presently does not believe the Year 2000 data processing problem poses any significant contingency with respect to future sales, future production or other operating functions or results.

Results of Operations - 1997 AND 1996

         Revenues for the year ended October 31, 1997 ("Fiscal 1997") were $2,809,885 an increase of $569,698, or 25%, from $2,240,187 for the year ended October 31, 1996 ("Fiscal 1996"). This increase is attributable to (I) an increase in store sales of $376,008, or 27%, to $1,777,274 in the Fiscal 1997 from $1,401,266 in the Fiscal 1996, as a result of an increase to ten stores from six stores by the Company during the year, (ii) an increase in commissary and product sales of $94,793, or 26%, to $456,462 in Fiscal 1997 from $361,669 in Fiscal 1996, as a consequence of a greater number of franchise stores, and a concomitant increase in demand for product during the Fiscal 1997, (iii) an increase in equipment sales of $91,922, or 46%, to $291,320 in Fiscal 1997 from $199,398 in Fiscal 1996, and (iv) an increase in franchising activities of $6,975, or 3%, to $284,829 in the Fiscal 1997 from $277,854 in Fiscal 1996 consisting of: (a) an increase in ongoing royalties of $57,969, or 93%, to $120,445 in Fiscal 1997 from $62,476 in Fiscal 1996,, which increase was offset by (b) a decrease in initial non-recurring franchise and market development fees of $50,994, or 24%, to $164,384 in the Fiscal 1997 from $215,378 in Fiscal 1996. Future equipment and commissary sales will be dependent on the Company's franchising activities, and such sales will therefore increase or decrease in direct proportion to Franchising revenue.

         Cost of sales increased by $521,823, or 33%, to $2,094,008 in Fiscal 1997 from $1,572,185 in Fiscal 1996. This increase is primarily due to an increase in store sales. Cost of sales as a percentage of store and product sales increased to 84% in Fiscal 1997 from 83% in Fiscal 1996, reflecting an increase attributable to additional costs associated with the relocation of the Company's Lodi, New Jersey commissary and production facility to its new headquarters in South Plainfield, New Jersey. To the extent that future increases in the Company's total revenues are attributable to franchise fees, market development fees and franchise royalties, costs of sales can be expected to decrease as a percentage of revenues.

         Selling, general and administrative expenses increased by $2,842,594, or 133%, to $4,974,666 in Fiscal 1997 from $2,132,072 in Fiscal 1996. This increase in both absolute dollars and as a percentage of revenues is attributable to the implementation of the Company's national expansion plan, substantial consulting fees incurred during the 1997 quarter and substantial professional fees related to pending acquisitions and investment banking services. The increase is primarily due to (i) an increase in salaries and related costs of $509,543, or 59%, to $1,357,001 in Fiscal 1997 from $856,590 in Fiscal 1996, (ii) an increase in selling expense of $461,418, or 125%, to $831,836 in Fiscal 1997 from $370,418 in Fiscal 1996, primarily due to increased advertising costs to attract new franchisees and increased shipping costs associated with increased product sales, (iii) an increase in occupancy costs of $270,776, or 74%, to $636,732 in Fiscal 1997 from $365,956 in Fiscal
1996 attributable to an increase to ten stores operated by the Company from six stores during the Fiscal 1996, and the move of the Company's headquarters
(iv) an increase in professional fees and related costs associated with the Company becoming a public Company, investment banking services and pursuing an acquisition strategy of $203,467, or 154%, to $335,964 in Fiscal 1997 from $132,497 in Fiscal 1996, and (v) an increase in consulting fees of $1,100,117, or 2,802%, to $1,139,373 in Fiscal 1997 from 39,256 in Fiscal 1996. This increase is primarily attributable to charges incurred under consulting contracts relating to investment banking services and financial public relations.

         Depreciation and amortization increased by $84,690, or 34%, to $336,430 in Fiscal 1997 from $251,740 in Fiscal 1996, primarily as a consequence of the Company owning and operating four more stores in Fiscal 1997.

         Interest expense increased by $950,453, or 2,842%, to $983,893 in Fiscal 1997 from $33,440 in Fiscal 1996. This increase is attributable to the discount granted in the Company's convertible debentures

         The net loss increased by $3,724,927, or 189%, to $5,698,519 in Fiscal 1997 from $1,973,592 as a result of the factors discussed above, particularly the lack of franchise sales and associated equipment sales, and the consulting fees incurred in the period. To date, the Company has operated at a loss as a result of the application of resources in excess of revenues to develop its operating infrastructure, including the support structure necessary to fulfill its obligations under its franchise agreements and the anticipation of additional franchise sales. Consequently, total revenues are not yet sufficient to support the Company's overhead. This creates an uncertainty about the Company's ability to continue as a going concern. Management anticipates, that during the fiscal year ending October 31, 1998, the Company's revenues will increase due to additional franchise sales, increased royalty income from existing stores, increased equipment sales to new franchisees, increased sales in existing Company-owned stores and sales revenues from newly opened Company-owned stores. There can be no assurance, however as to whether, and to what extent, the Company will actually experience additional revenues from any of these sources. The Company's ability to operate profitably in the future is substantially dependent upon its ability to sell store and market development franchises, to open additional franchise stores, and to reduce operating costs.

RESULTS OF OPERATIONS -- 1996 AND 1995

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

         In December 1996 and January 1997, the Company completed an initial public offering of 1,265,000 shares of its Common Stock (including 165,000 shares to cover the underwriters' over-allotments) at a price to the public of $3.50 per share, yielding net proceeds to the Company of $3,235,000. The proceeds of the offering were used to redeem Series A and Series B Preferred Stock, open additional Company-owned flagship stores, expand the Company's equipment inventory, relocate and consolidate its headquarters and commissary facilities, expand its marketing and promotional activities, reduce accounts payable and accrued expenses, develop its franchising system and for working capital and general corporate purposes.

         During July, August and September 1997 the Company raised $2,250,000 through the sale of convertible debentures.

         In addition, during fiscal 1997, the Company issued 1,010,000 shares of S-8 Stock which was used for the purchase of services rendered to the Company in the amount of $1,634,063 of which $748,022 is reflected in the fiscal 1997 financial statements.

         The Company's revenues are not yet sufficient to support the Company's operating expenses. Cash used by operating activities for the year ended October 31, 1997 was $4,007,950 compared to cash used by operating activities of $1,727,159 during the year ended October 31, 1996. See Note 1 in Consolidated Financial Statements for going concern considerations. Management of the Company is developing a plan to reduce its operating loss and to raise additional outside capital, but there can be no assurance that the Company will be successful.

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

         None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY PERSONNEL

Directors, Executive Officers and Key Personnel

    The directors, executive officers and key personnel of the Company as of October 31, 1997 are as follows:

             Name                   Age      Positions with the Company
             ----                   ---      --------------------------

Directors and Executive Officers
Andrew Thorburn.................    54    Chairman of the Board and Chief
                                          Executive Officer
Chris R. Decker.................    50    Director, Executive Vice President,
                                          Chief Financial and Administrative
                                          Officer (tendered resignation to be
                                          effective subsequent to the filing of
                                          this Form 10K-SB)
John Chitvanni..................    48    Director
Anthony G. Foster...............    40    Director, President (Resigned January
                                          1998)
Key Personnel
Raymond Johnson.................    32    District Manager
Larry Wiese.....................    32    Director of Design and Equipment
Tom Lisker......................    65    Consulting Advertising Director
Lenord Allen                        42    Director of Technical Services
                                          (Deceased January 1998)
Glenn Addis                         48    Regional Director Operations
Lloyd Allen                         47    Mid-West Regional Director Operations

    Each director is elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified or until his earlier resignation or removal. All officers serve at the discretion of the Board of Directors.

    The following sets forth certain biographical information with respect to the directors, executive officers and key personnel of the Company.

Directors and Executive Officers

    Andrew Thorburn has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since October 1993. From 1987 until October 1993, he was President of All American Enterprises, Inc., Somerset, New Jersey, an unrelated company that was the franchiser of Treats Bakery Stores ("Treats") and Perkits Frozen Yogurt ("Perkits"). From December 1994 to February 23, 1996, he served as Chairman of the Board (a non-executive position) of Blue Chip Computerware, Inc. ("Blue Chip"), which became a shareholder on July 1, 1994, but no longer is a shareholder of the Company. He also has served as Chairman, President and Chief Executive Officer of Jutland Enterprises Inc., founder of the Company, commencing in March 1988. He has been in the food industry since 1985 and prior to that time was Chief Marketing Officer of H.C. Copeland and Associates, Inc., a subsidiary of the Travelers Insurance Company, which he helped to develop from a start-up venture into a national sales company with 600 employees.

    Chris R. Decker became Chief Financial and Administrative Officer of the Company in May 1995, after serving for two years, first as a Divisional Controller and later Assistant Corporate Controller, for Leslie Fay Corporation, a leading apparel manufacturer. Previously, Mr. Decker, a certified public accountant, worked with Mr. Thorburn as a consultant to various franchised food operations, including Arby's and Schlotsky's. From 1988 to 1993, he and Mr. Thorburn were chief operating officers and franchisers of Treats and Perkits. Prior to that time, Mr. Decker had worked for eight years at Deloitte & Touche, where he served as an audit supervisor during his last two years. Mr. Decker tendered his resignation to be effective subsequent to the filing of this Form 10K-SB.

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

    Anthony G. Foster has been Chief Operating Officer of the Company since January 1, 1996. Prior to that time, he spent five years with Arby's Inc., where he had most recently been Vice President of Franchising and he previously served as National Franchise Director for McMaid, Inc. and United Consumers Club of Mericille, Indiana. From 1982 to 1986, Mr. Foster was with the 7-Eleven Division of Southland Corporation, where he was responsible for all franchise development in New England and approximately 40% of the personnel function for the 425 stores and corporate offices in the Northeast Division. He received his BS in Management and Industrial Relations from the University of Bridgeport. Effective January 1998, Mr. Foster resigned his position with the Company.

Key Personnel

    Raymond Johnson , former District Manager for All American, is Director of the New England Region. Ray joined All American in March, 1996, after a three year stint as general manager with Cornett management Co. His prior food service experience includes the development and successful operation of restaurants under the Rainbow Cafe (Charlotte, N.C.), T.G. Armadillos (Harrisonburg, Virginia) and Ball Meade (Harrisonburg, Virginia) concepts between 1986 and 1995. Mr. Johnson attended James Madison University, where he majored in Hotel and Restaurant Management.

    Larry Wiese has been with the Company as Director of Design and Equipment since its formation and, from 1990 until 1993 was employed by the Howberg Equipment Company, one of the Company's predecessor companies, where he was responsible for purchasing, shipping, and scheduling for construction and installation of bagel equipment nationally.


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

    Lenord Allen joined All American as Director of Technical Services in 1997. He is responsible for supervising design, layout, equipment, and construction of all new and existing stores. Prior to joining All American, Mr. Allen worked out of Ft. Lauderdale, Florida, where he was a consultant for major bagel equipment supply companies. He is a former bagel store owner, and his hands-on experience is invaluable to All American's training program, commissary operation and day-to-day contact with new and existing franchisees. In January 1998, Mr. Allen became terminally ill and passed away.

    Glenn Addis, former manager of the corporate store in Columbus, Ohio, has been with the Company since 1995. He is now Regional Director of the New York/New Jersey Region. Prior to joining All American, Mr. Addis had worked for ARA Services, where he was general manager of the Fine Dining Division of the private clubs in Miami International Airport. He also served as Food and Beverage Director for Doubletree Hotels, Hilton, and Holiday Inn. From 1978 to 1982, Mr. Addis was the owner of four restaurants in LaCrosse, Wisconsin.

    Lloyd Allen, formerly Director of Development, is Regional Director of All American's Midwest Region. Before joining All American in 1996, Lloyd was VP, Operations at Alexander the Great Pizza, and prior to that, Corporate VP of Jagic Wok. From 1969-1975 he was a major league pitcher, having played for California, Texas, and Chicago. He will continue to operate out of Toledo, Ohio.

    COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT

            The Company believes that all required Forms 3, 4 and 5 Reports were filed on a timely basis by its executive officers and directors during its last fiscal year.

    ITEM 10. EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE

       Summary Compensation Table

    The following summary compensation table sets forth certain information regarding compensation paid during each of the indicated fiscal periods to the person serving as the Company's Chief Executive Officer during the last year. No executive officers received salary and bonus in an amount exceeding $100,000 during any of the fiscal periods.

               Name and                                         Fiscal      Annual     Other(1)
          Principal Position                                    Period      Salary
          ------------------                                   ---------    ------     --------
Andrew Thorburn, Chief Executive Officer .....................    1997     $153,000          - -
                                                                  1996     $100,663          - -
Chris Decker, Chief Financial and Administrative Officer .....    1997     $120,000

                                                                  1996     $102,500          - -
Anthony Foster, Chief Operating Officer.......................    1997     $126,000   $36,891(1)
                                                                  1996     $101,763   $17,881(1)


----------

         (1) Consists solely of temporary housing allowance payments.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of October 31, 1997, certain information as to the beneficial ownership of Common Stock of each of the Company's directors, all officers and directors as a group, and each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock.


                                                          Amount and Nature of
                                                          Beneficial Ownership
            Name and Address of                            Immediately Before             Percentage
          Beneficial Stockholder                               Offering(1)              of Common Stock
          ----------------------                               -----------         -------------------------
Andrew Thorburn.......................................               470,101                 7.39%
104 New Era Drive
South Plainfield, NJ 07080
Chris R. Decker.......................................            200,211(2)                 3.07%
104 New Era Drive
South Plainfield, NJ 07080
John Chitvanni........................................             50,233(3)                  .78%
910 West Lake Street
Roselle, IL 60172
Anthony G. Foster.....................................             55,000(4)                  .86%
104 New Era Drive
South Plainfield, NJ 07080
All officers and directors as a group (4 persons).....            775,545(5)                11.74%
----------

 *  Less than 1%.

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Common Stock indicated. Beneficial ownership is calculated in accordance with Rule 13-d-3(d) under the Exchange Act.

(2) Consists of 50,211 shares of Common Stock and currently exercisable options (expiring December 31, 1998 and January 1, 2001) to purchase 50,000 shares of Common Stock at $3.125 per share, and 100,000 shares of Common Stock at $2.00 per share, respectively.

(3) Consists of 233 shares of Common Stock and currently exercisable options (expiring December 31, 1998 and November 1, 2000) to purchase 60,000 shares of Common Stock at a per share price of $3.125 and 25,000 shares of Common Stock at $2.00 per share, respectively, held by Mr. Chitvanni and 5,000 shares of Common Stock held jointly by Mr. Chitvanni and his spouse.

(4) Does not include 6,500 shares of Common Stock owned by Mr. Foster's mother-in-law, who shares Mr. Foster's residence. Mr. Foster disclaims beneficial ownership of these shares. Also includes currently exercisable options (expiring December 31, 1998) to purchase 50,000 shares at a per share price of $3.125.

(5) Includes all shares reflected above as beneficially owned by Messrs. Thorburn, Decker, Chitvanni and Foster.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1996, the Company redeemed 402,000 shares of Series C Preferred Stock held by an affiliated entity at a price of $1.00 per share, which was the price the affiliate paid for the shares.

         It is the Company's policy that all future transactions with affiliated parties will be approved by a majority of the Company's disinterested directors or otherwise as permitted by applicable law, and that any such future transactions shall be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

    ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a) The exhibits required to be filed by this report are listed in the Exhibit Index which commences on page 32 hereof.

         (b)      Reports on Form 8-K:

         On October 7, 1997 the Company filed a report on Form 8-K in respect of its acquisition effective as of September 23, 1997, pursuant to an Agreement and Plan of Merger, dated September 19, 1997 (the "Agreement and Plan of Merger"), by and among the Company, St. Pete Bagels Acquisition Corp, a wholly owned subsidiary of the Company ("Subsidiary"), Sam & Son, Inc. ("Sam & Son"), Bagel Man, Inc. ("Bagel Man") and St. Pete Bagel Co., Inc. ("St. Pete"; St. Pete, Sam & Son and Bagel Man are herein collectively referred to as "St. Pete's Bagels") the Company acquired St. Pete's Bagels through the merger of St. Pete's Bagels with and into Subsidiary, in exchange for $200,000 and 479,800 shares of the Company's common stock.

         In connection therewith the Company filed the following financial statements:

         o        Report of John Ralph & Associates, PA;

         o Balance Sheets of St. Pete's Bagels as of September 22, 1997 and October 31, 1996;

         o Statement of Operations of St. Pete's Bagels for the period November 1, 1996 through September 22, 1997 and for the year ended October 31, 1996;

         o Statement of Cash Flows of St. Pete's Bagels for the period November 1, 1996 through September 22, 1997 and for the year ended October 31,1996.

         o        Proforma Balance Sheet at July 31, 1997;

         o Proforma Statement of Operations for the nine months ended July 31, 1997.

                                  SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALL AMERICAN FOOD GROUP, INC.

                                         /s/ Andrew Thorburn
                                         -------------------------------------
                                         Andrew Thorburn
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer

    In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    Name and Capacity                                              Date
    -----------------                                              ----


    /s/ Andrew Thorburn                                      February 13, 1998
    ------------------------------------------
    Name: Andrew Thorburn
    Title: Chairman of the Board of Directors,
    President and Chief Executive Officer
    (Principal Executive Officer)


    /s/ Chris Decker                                         February 13, 1998
    ------------------------------------------
    Name: Chris Decker
    Title: Director, Executive Vice President
    and Chief Financial Officer (Principal
    Financial and Accounting Officer)


    /s/ John Chitvanni                                       February 13, 1998
    ------------------------------------------
    Name: John Chitvanni
    Title: Director

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                          Audited Financial Statements

                                                                       Page No.
                                                                       --------
Report of Independent Certified Public Accountants                          F-2

Consolidated Balance Sheet at October 31, 1997 and 1996                     F-3

Consolidated Statement of Operations for the Years Ended October
   31, 1997 and 1996                                                        F-4

Consolidated Statement of Cash Flows for the Years Ended October
   31, 1997 and 1996                                                        F-5

Consolidated Statement of Stockholders' Equity (Deficit) for the
   Years ended October 31, 1997 and 1996                                    F-6

Notes to Consolidated Financial Statements                                  F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
All American Food Group, Inc.
South Plainfield, New Jersey


We have audited the accompanying consolidated balance sheets of All American Food Group, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' deficit for the years ended October 31, 1997 and 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of All American Food Group, Inc. and Subsidiaries as of October 31, 1997 and 1996, and their consolidated results of operations and cash flows for the years ended October 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern. As discussed at Note 1 to the Consolidated Financial Statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DelSanto and DeFreitas
Closter, New Jersey



February 7, 1998

                ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET



                                                                                             October 31,           October 31,
                                                                                         --------------------    ----------------
                                                                                                1997                  1996
                                                                                         --------------------    ----------------

                                    ASSETS
Current Assets:
   Cash                                                                                             $326,603             $84,302
   Accounts receivable, net of allowances for possible losses of $12,000
      and $12,000 respectively                                                                       284,645             127,490
   Notes receivable, current portion                                                                  20,441              97,115
   Notes receivable - officer                                                                        127,000               --
   Inventories                                                                                       133,810              66,580
   Prepaid expenses                                                                                  918,775             407,516
                                                                                         --------------------    ----------------
   Total Current Assets                                                                            1,811,274             783,003

Property, Plant and Equipment, at cost less accumulated depreciation
   and amortization of $377,765 and $249,533 respectively                                          2,025,387             920,570
Intangible Assets, net of accumulated amortization of $583,096 and $418,460                        1,261,146             293,319
   respectively
Security Deposits                                                                                     90,028              31,148
Notes receivable - long-term                                                                          55,099             160,434
                                                                                         --------------------    ----------------

   Total Assets                                                                                   $5,242,934          $2,188,474
                                                                                         ====================    ================


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Notes payable                                                                                     $80,693            $194,899
   Accounts payable and accrued expenses                                                           1,532,659           1,345,372
   Capitalized lease obligations - current maturities                                                 62,710              75,517
   Loans from stockholders - current maturities                                                        4,757              14,727
   Current maturities of long-term debt                                                               58,378               1,932
   Deferred franchising revenue, current portion                                                      33,505             189,615
                                                                                         --------------------    ----------------
      Total Current Liabilities                                                                    1,772,702           1,822,062

Capitalized Lease Obligations                                                                         69,478              25,300
Loans from stockholders                                                                                1,398               5,454
Convertible debentures                                                                             1,300,000               --

Long-term debt                                                                                       299,908               --
Deferred franchising revenue                                                                          26,290             160,434
                                                                                         --------------------    ----------------
      Total Liabilities                                                                            3,469,776           2,013,250
                                                                                         --------------------    ----------------

Commitments and contingencies
Redeemable preferred stock, no par value, Series A, 0 and 115,000 shares issued and outstanding respectively, Series B, 60,000 and 120,000 shares issued and outstanding respectively, Redemption value of $300,000 at
   October 31, 1997                                                                                   268,033             562,678
                                                                                         --------------------    ----------------


Stockholders' Equity (Deficit):
   Non-redeemable convertible preferred stock, no par value, Series A, 190,000 shares authorized, 10,000 and 75,000 shares issued and outstanding respectively, Series B, 180,000 shares authorized, 60,000 shares issued and outstanding, Series C, 1,600,000 shares authorized, 832,934 and
      982,503 shares issued and outstanding respectively                                              322,470             537,905
   Common stock, no par value, 20,000,000 shares authorized,
       5,924,397 and 1,867,661 shares issued and outstanding respectively                          11,130,669           3,360,136
   Accumulated deficit                                                                             (9,984,014)         (4,285,495)
                                                                                         --------------------    ----------------
                                                                                                   1,469,125            (387,454)
                                                                                         --------------------    ----------------

   Total Liabilities and Stockholders' Equity (Deficit)                                           $5,242,934          $2,188,474
                                                                                         ====================    ================



         The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                             Year Ended October 31,
                                                                              -----------------------------------------------------
                                                                                       1997                       1996
                                                                              -----------------------  ----------------------------

Revenues:
   Store sales                                                                            $1,777,274                    $1,401,266
   Franchising revenue                                                                       284,829                       277,854
   Equipment and product sales                                                               747,782                       561,067
                                                                              -----------------------  ----------------------------
                                                                                           2,809,885                     2,240,187
                                                                              -----------------------  ----------------------------


Operating expenses:
   Cost of Sales - equipment and product costs and
     store operations, exclusive of depreciation and amortization                          2,094,008                     1,572,185
   Selling, general and administrative expenses                                            4,974,666                     2,132,072
   Loss on disposal of equipment                                                              72,397                        --
   Depreciation and amortization                                                             336,430                       251,741
   Settlement Costs - Employment Contracts                                                    47,010                       224,341
                                                                              -----------------------  ----------------------------
                                                                                           7,524,511                     4,180,339
                                                                              -----------------------  ----------------------------

Operating loss                                                                            (4,714,626)                   (1,940,152)

Interest expense                                                                             983,893                        33,440
                                                                              -----------------------  ----------------------------

Net loss                                                                                 ($5,698,519)                  ($1,973,592)
                                                                              =======================  ============================


Adjusted net loss for net loss per common share calculation:
Net loss                                                                                 ($5,698,519)                  ($1,973,592)
Increase in carrying amount of redeemable preferred stock                                    (48,385)                     (562,678)
                                                                              -----------------------  ----------------------------
Net loss attributable to common stock                                                    ($5,746,904)                  ($2,536,270)
                                                                              =======================  ============================


Shares outstanding:
   Weighted average number of common shares outstanding                                    3,634,442                       943,150

   Additional shares                                                                      --                               430,558
                                                                              -----------------------  ----------------------------
Adjusted shares outstanding                                                                3,634,442                     1,373,708
                                                                              =======================  ============================

Net loss per common share                                                                     ($1.58)                       ($1.85)
                                                                              =======================  ============================



         The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS





                                                                                                Year Ended October 31,
                                                                                      --------------------------------------------
                                                                                            1997                   1996
                                                                                      -----------------   ------------------------

Cash Flows from Operating Activities:
      Net loss                                                                             ($5,698,519)               ($1,973,592)
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                          336,430                    251,741
        Common stock issued for services                                                       748,022                       --
        Loss on disposal of equipment                                                           72,397                       --
        Amortization of discount on issuance of convertible debentures                         667,677                       --
        Decrease (increase) in:
           Accounts receivable                                                                (131,132)                   (19,849)
           Inventories                                                                         (35,412)                    57,069
           Prepaid expenses                                                                    374,781                   (362,265)
           Security deposits                                                                   (51,936)                      (914)
        Increase (decrease) in:
           Accounts payable and accrued expenses                                               (91,306)                   290,651
           Deferred franchising revenue                                                        (71,952)                    30,000
                                                                                      -----------------   ------------------------
              Total adjustments                                                              1,817,569                    246,433
                                                                                      -----------------   ------------------------
              Net cash (used in) operating activities                                       (4,007,950)                (1,727,159)
                                                                                      -----------------   ------------------------


Cash Flows from Investing Activities:
      Capital expenditures                                                                    (347,477)                   (96,612)
      Acquisition of intangible assets                                                          --                        (33,572)
      Business acquired, net of cash received                                                 (281,776)                      --
      Notes receivable - officer                                                              (127,000)                      --
                                                                                      -----------------   ------------------------
        Net cash (used in) investing activities                                               (756,253)                  (130,184)
                                                                                      -----------------   ------------------------

Cash Flows from Financing Activities:
      Proceeds from issuance of common stock                                                 3,235,337                  2,003,986
      Proceeds from issuance of convertible debentures                                       2,250,000                       --
      Proceeds from issuance of preferred stock                                                 --                        200,000
      Redemption of preferred stock                                                           (343,029)                  (416,997)

      Proceeds from issuance of notes payable                                                   --                        194,899
      Payments of notes payable                                                               (195,729)                      --
      Proceeds from capitalized lease obligations                                               --                         10,900
      Payments of capitalized lease obligations                                                (80,442)                   (70,238)
      Payments of loans from stockholders                                                      (14,026)                   (28,909)
      Proceeds from long-term debt                                                              51,818                       --
      Payments of current maturities of long-term debt                                         (24,425)                    (5,699)
                                                                                      -----------------   ------------------------
        Net cash provided by financing activities                                            4,879,504                  1,887,942
                                                                                      -----------------   ------------------------

Net increase in cash                                                                           242,301                     30,599

Cash - beginning of period                                                                      84,302                     53,703
                                                                                      -----------------   ------------------------

Cash - end of period                                                                          $326,603                    $84,302
                                                                                      =================   ========================



         The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEAR ENDED OCTOBER 31, 1997 AND 1996



                                                                                                      Non-Redeemable
                                                                    Common Stock                      Preferred Stock
                                                         -----------------------------------  ---------------------------------
                                                             Shares            Amount             Shares           Amount
                                                         ---------------  ------------------  ---------------  ----------------
Balance at October 31, 1995                                     945,650            $876,150        1,639,500        $1,022,580

Year Ended October 31, 1996:
Conversion of preferred stock to
   common stock                                                  35,000              70,000          (70,000)          (70,000)
Common stock issuance                                           887,011           2,413,986           --               --
Preferred stock issuance                                             --              --              200,000           200,000
Preferred stock redemption                                           --              --             (416,997)         (416,997)
Increase in carrying amount of redeemable
   preferred stock                                                   --              --             (235,000)         (197,678)
Net Loss                                                             --              --                 --             --
                                                         ---------------  ------------------  ---------------  ----------------

Balance at October 31, 1996                                   1,867,661           3,360,136        1,117,503           537,905


Year Ended October 31, 1997:
Common stock issuance - Initial public
   offering                                                   1,265,000           3,235,337           --                  --
Common stock issuance - acquisition
   of businesses                                                504,800           1,103,906           --                  --
Conversion of preferred stock to common
   stock                                                        214,569             167,050         (214,569)         (167,050)
Increase in carrying amount of redeemable
   preferred stock                                               --                   --                               (48,385)
Common stock issuance for services                            1,010,000           1,634,063           --                  --
Common stock issued for property                                 10,000              12,500           --                  --
Convertible debenture discount                                   --                 667,677           --                  --
Conversion of Convertible debentures to
   common stock                                               1,052,367             950,000           --                  --
Net Loss                                                         --                   --              --                  --
                                                         ---------------  ------------------  ---------------  ----------------

Balance at October 31, 1997                                   5,924,397         $11,130,669          902,934          $322,470
                                                         ===============  ==================  ===============  ================





                                                Additional
                                                  Paid-In         Accumulated
                                                  Capital           Deficit             Total
                                               --------------  -------------------  ---------------

Balance at October 31, 1995                         $365,000          ($2,311,903)        ($48,173)

Year Ended October 31, 1996:
Conversion of preferred stock to
   common stock                                            --              --                    0
Common stock issuance                                      --              --            2,413,986
Preferred stock issuance                                   --              --              200,000
Preferred stock redemption                                 --              --             (416,997)
Increase in carrying amount of redeemable
   preferred stock                                  (365,000)              --             (562,678)
Net Loss                                                   --          (1,973,592)      (1,973,592)
                                               --------------  -------------------  ---------------

Balance at October 31, 1996                                0           (4,285,495)        (387,454)


Year Ended October 31, 1997:
Common stock issuance - Initial public
   offering                                             --                --             3,235,337
Common stock issuance - acquisition
   of business's                                        --                --             1,103,906
Conversion of preferred stock to common
   stock                                                --                --                 --
Increase in carrying amount of redeemable
   preferred stock                                      --                --               (48,385)
Common stock issuance for services                      --                --             1,634,063
Common stock issued for property                        --                --                12,500
Convertible debenture discount                          --                --               667,677
Conversion of Convertible debentures to
   common stock                                         --                --               950,000
Net Loss                                                --             (5,698,519)      (5,698,519)
                                               --------------  ------------------------------------

Balance at October 31, 1997                               $0          ($9,984,014)      $1,469,125
                                               ==============  ===================  ===============

         The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997

1. Organization and Summary of Significant Accounting Policies:

(a) Organization --

The Company was incorporated under the name Jutland Food Group, Inc. on September 27, 1993 under the laws of the State of New Jersey. On October 20, 1993, the Company acquired substantially all of the assets of Howberg Bakery Equipment Co., Inc., Bagels of New Milford, Inc. and Goldberg's Famous Bagels of Orangeburg, Inc., hereinafter referred to as the "Goldberg acquisition." The assets acquired consisted of a bagel equipment business and two retail bagel stores. On September 29, 1994, the Company acquired all of the outstanding stock of four interrelated corporations all conducting business under the tradename "Sammy's New York Bagels," hereinafter referred to as the "Sammy's acquisition." The acquisition consisted of three certified kosher retail bagel stores and a bagel production facility, all operating under rabbinical supervision. On March 17, 1997, the Company completed the acquisition of substantially all of the assets of Bagel Connection, Inc., a private company consisting of one company-owned and three franchised bagel stores operating under the name Bagel Connection in New Haven, Ct. The operations at Bagel Connection, Inc. for the period March 17, 1997, the Acquisition Date, through October 31, 1997 are included within these financial statements. The purchase price was approximately $390,000, consisting of the assumption of net liabilities of approximately $340,000 and the issuance of 25,000 shares of common stock. On September 23, 1997, the Company acquired all of the outstanding stock of three interrelated corporations all conducting business under the tradename "St. Pete Bagels," hereinafter referred to as the "St. Pete acquisition." The acquisition consisted of a six store bagel chain located in St. Petersburg, FL. Four of the stores are Company-owned and two are franchised units. The acquisition also included a bagel production facility. The purchase price was approximately $1,220,000, consisting of cash in the amount of $220,000 and the issuance of 479,800 shares of common stock. The operations of St. Pete Bagels for the period of September 23, 1997, the acquisition date, through October 31, 1997 are included within these financial statements. All of these acquisitions have been accounted for under the purchase method of accounting in accordance with Accounting Principle Board Opinion No. 16. Effective October 31, 1995 the Company changed its fiscal year to October 31st. The Company changed its name to All American Food Group, Inc. on October 24, 1995.

The unaudited consolidated results of operations on a pro forma basis as though St. Pete Bagels had been acquired as of the beginning of the Company's fiscal year 1996 are as follows (Bagel Connection, Inc. excluded effect is insignificant):

                                                 1997             1996
                                                 ----             ----

Revenues and other income                     $4,299,000       $3,942,000
                                              ==========       ==========
Net income (loss)                             (5,734,000)      (2,612,000)
                                              ==========       ==========
Earnings (loss) per  common share                  (1.61)           (1.41)
                                                   =====            =====


(b) Business --

The Company is principally engaged in the development of a retail chain of franchised bagel stores, including the operation of a certain number of Company-owned stores for training and marketing and promotional activities, and the distribution of bagel bakery equipment and related products to the franchise system. The Company markets both single unit and market development franchise agreements. The Company, in the normal course of business, also markets stores it acquires to individuals who operate as franchisees. The Company franchises its concepts under the names "Goldberg's New York Bagels & Deli " and "Goldbergs New York Bagels."

(c) Going Concern --

As shown in the Accompanying Consolidated Financial Statements, the Company incurred a net loss of $5,698,519 for the year ended October 31, 1997 and has an accumulated deficit of $9,984,014 as of such date. During fiscal year
October 31, 1997 the Company used cash in operating activities of $4,007,950. This creates an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to reduce its operating loss and to raise capital through the issuance of additional stock (or debt). The ability of the Company to continue as a going concern is dependent on the plan's success and there can be no assurance that the Company will be successful. See Note 20 of the Consolidated Financial Statements regarding certain subsequent events. The Consolidated Financial Statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

(d) Principles of Consolidation --

The consolidated financial statements include the accounts of All American Food Group, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

(e) Cash and Cash Equivalents --

At October 31, 1997 and 1996 cash represented monies on deposit in financial institutions.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997

1. Organization and Summary of Significant Accounting Policies -- (continued)

(f) Concentration of Credit Risk --

The Company maintains cash and cash equivalents with various financial institutions. Company policy is designed to limit exposure with any one institution. Credit risk with respect to trade accounts and notes receivable is minimal, due to the terms under which the Company transacts its business.

(g) Fair Value of Financial Instruments --

The Company estimates that the fair value of all financial instruments at October 31, 1997 and 1996 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet based upon currently available information.

(h) Inventories --

Inventories are stated at the lower of cost (first-in, first-out ("FIFO")) or market.

(i) Property, Plant and Equipment --

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

(j) Intangible Assets --

The values assigned to intangible assets result from the business combinations described in Note 1(a) and are based on an independent appraisals and management's estimates, and are being amortized on a straight-line basis over their estimated useful lives, which range from three and one-half to five years.

(k) Franchise Revenue Recognition --

Franchise revenue includes the sale of single unit franchises, the sale of Company-owned stores to franchisees, the sale of market development franchises and ongoing royalty and advertising fees.

Single unit franchise agreements ("Single Unit Agreements") provide for payment of a non-refundable initial franchise fee (an "Initial Franchise Fee"), a weekly royalty on gross sales, and a weekly cooperative advertising fund contribution. The Company's material obligations under the terms of all Single Unit Agreements are assisting in site selection and franchisee training. Initial Franchise Fees under Single Unit Agreements are recognized as revenues when the Company has no further material obligations in respect of the establishment of such franchise, which occurs upon the opening of the store.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997

1. Organization and Summary of Significant Accounting Policies (continued)

(k) Franchise Revenue Recognition --(continued)

Market Development Agreements provide for the payment, by the Market Developer, of a non-refundable initial fee (a "Market Development Fee") based on the size, population and overall market potential of the territory subject to the Market Development Agreement (the

Market Development Agreements provide for the payment, by the Market Developer, of a non-refundable initial fee (a "Market Development Fee") based on the size, population and overall market potential of the territory subject to the Market Development Agreement (the "Market Area"). The Market Developer assumes substantially all of the responsibilities that otherwise would be assumed by the Company, as franchiser within the Market Area. In exchange, the Market Developer receives (i) the exclusive right to build stores for the Market Developer's own account or to seek third party franchisees within the

Market Area and (ii) the right to share with the Company, on a 50/50 basis, initial and the ongoing single store fees within the Market Area. Under Market Development Agreements, Company's obligations in respect of the development of single unit franchises within the Market Area are limited to (i) approval of franchisees presented by the Market Developer and (ii) approval of store sites. The Company has no further material obligations in respect of a Market Development Agreement at the time of execution of the Agreement. Market Development Fees paid in cash or by promissory notes fully collateralized by liquid assets or as to which the Company has obtained an independent third-party valuation, are recognized as revenues by the Company upon execution of the Market Development Agreement and payment of the fee. In the absence of such collateral or valuation, the Company recognizes Market Development Fees on a cash basis as payments on such notes are received. The Company records non-interest bearing notes with a term in excess of one year at a discount for imputed interest thereon. As of October 31, 1997 and 1996, the Company had deferred the recognition of $39,795 and $257,549 respectively, of revenues relating to notes from Market Developers. See notes 3 and 8.


The Company's portion of the Initial Franchise Fee on single unit franchises sold within a Market Developer's Market Area is recognized as revenues when the Company has no further material obligations in respect of the establishment of such franchise, which occurs upon opening of the store. As of October 31, 1997, the Company had no deferred revenue relating to stores in Market Developers' Market Areas.

The Company recognizes revenues from the sale of Company-owned stores to franchisees upon consummation of the sale transaction.

The Company recognizes franchise royalty revenue when it is earned.

Franchise revenue for the year ended October 31, 1997 of $284,829 consists of initial non-recurring franchise and market development fees of $62,500 and $101,884, respectively, and ongoing royalties of $120,445. Franchise revenue for the year ended October 31, 1996 of $277,854 consists of initial non-recurring franchise and market development fees of $37,500 and $177,878, respectively, and ongoing royalties of $62,476.

(l) Net Loss per Share --

Net loss per common share was determined by dividing net loss, as adjusted, by the weighted average number of common shares outstanding, as adjusted. The net loss for the year ended

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997

1. Organization and Summary of Significant Accounting Policies -- (continued)

(l) Net Loss per Share --(continued)

October 31, 1997 and 1996 was adjusted by an increase of $48,385 and $562,678 respectively, representing the increase in the carrying amount of redeemable preferred stock. (See Note 13). The weighted average number of common shares outstanding was adjusted by an increase of 430,558 shares for the year ended October 31, 1996. These additional shares represent the number of shares and options issued within the twelve months prior to May 3, 1996, when the Company filed a registration statement for an initial public offering (IPO), that were issued for consideration per share or at an exercise per share less than the anticipated IPO price of $3.50 per share. The treasury stock method has been used to determine the net increase in the number of shares outstanding. As such the computation of fully diluted net loss per share was anti-dilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss per share are the same.




(m) Stock Options --

The Company accounted for stock option grants for the fiscal period ended October 31, 1996 in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation or other expense for the stock option grants.

During fiscal year ended October 31, 1997 the Company accounted for stock options granted to employees under APB Opinion No. 25, and accounted for stock options granted to non-employees under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."

(n)  Use of Estimates --

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

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997


2. Inventories:

Inventories at October 31, consist of the following:

                                               1997                1996
                                           -----------          ----------

            Food and paper products        $   105,800          $   37,774
            Equipment and parts                 28,010              28,806
                                           -----------          ----------
            Total inventories
                                           $   133,810          $   66,580
                                           ===========          ==========

3. Notes Receivable:

Notes receivable at October 31, represent the present value of the unpaid portion of the Market Development Fees due in connection with the sales of Market Areas and other franchise revenues.


The market developer notes, which are non-interest bearing have been discounted based on an imputed interest rate of 9%:

                                                     1997               1996
                                                ------------        -----------
 Notes receivable (market developer), paid
    by the application of 50% of compensation
    due to Market Developer                        $  39,795         $ 48,230
 Notes receivable (market developer), due in
    quarterly installments of $20,000                  --             209,319
 Notes receivable, due in monthly
    installments of $850, 10% per annum,
    60 months (note secured by equipment)             35,745             --
                                                ------------        -----------
                                                      75,540          257,549
         Less current portion                         20,441           97,115
                                                ------------        -----------
                                                   $  55,099         $160,434
                                                ============        ===========


4. Notes Receivable-Officer:

Notes receivable officer of $127,000 are due on demand and bear interest at the rate of 7% per annum.

5. Fixed Assets:

Fixed assets and accumulated depreciation at October 31, consist of the following:



                                                                                                    Estimated
                                                                            1997         1996       Useful Lives
                                                                      ------------     ---------    -------------

          Machinery and equipment - retail stores                      $ 1,062,318     $ 495,182          7 years
          Office furniture and warehouse equipment                         200,851       172,200          7 years
          Trucks and delivery vehicle                                      145,559        31,370     3 to 5 years
          Leasehold improvements - retail stores                           791,436       243,155    Term of lease
          Construction in progress                                         202,988       228,196
                                                                      ------------     ---------
                                                                         2,403,152     1,140,103
          Accumulated depreciation                                        (377,765)     (249,533)
                                                                      ------------     ---------
          Fixed assets, net of accumulated
             depreciation                                             $  2,025,387    $  902,570
                                                                      ============    ==========

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997

5. Fixed Assets--(continued)

Depreciation expense aggregated $171,794 and $103,944 for the year ended October 31, 1997 and, 1996, respectively. At October 31, 1997 certain debt is secured by approximately $569,000 of fixed assets.

6. Intangible Assets:

Intangible assets and accumulated amortization at October 31, are as following:


                                                                                                    Estimated
                                                                            1997         1996       Useful Lives
                                                                    ------------       ---------    -------------
          Kosher certification                                         $ 165,771       $ 165,771         5 years
          Non-compete agreements                                         266,789         216,789         4 years
          Lease acquisition costs                                         33,572          33,572        10 years
          Favorable lease agreement                                        7,891           7,891     3 1/2 years
          Customer lists                                                  93,970          93,970         4 years
          Proprietary formula                                            135,513         135,513         5 years
          Drawings and blueprints                                         58,273          58,273         5 years
          Trademark                                                       75,000             --         10 years
          Goodwill                                                     1,007,463             --         10 years
                                                                    ------------       ---------
                                                                       1,844,242         711,779
          Accumulated amortization                                      (583,096)       (418,460)
                                                                    ------------       ---------
          Intangible assets, net of accumulated
             amortization                                           $  1,261,146       $ 293,319
                                                                    ============       =========


Amortization expense aggregated $164,636 and $147,797 for the year ended October 31, 1997 and 1996, respectively.

7. Notes Payable:

Notes payable at October 31, 1997 bear interest at the rates ranging from 10% to

13% and are due on demand. Notes payable at October 31, 1996 consisted of $147,899 due to an officer and $46,900 due to three unrelated individuals. The notes are due on demand and bear interest at rates ranging from 6% to 10%.

8. Deferred Franchising Revenue:

Deferred franchising revenue at October 31, represents Initial Franchise Fees received in connection with single store franchises where the stores have not yet opened and the present value of the portion of the Market Development Fee paid by means of non-interest bearing notes as to which the Company has not as yet recognized revenue, and are as follows:

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997

8. Deferred Franchising Revenue--(continued)


                                                                     1997                   1996
                                                                  --------             ---------


          Single store, Initial Franchise Fees received,
               stores not yet open                                $ 20,000             $  92,500
          Market development fees                                   39,795               257,549
                                                                  --------             ---------
                                                                    59,795               350,049
          Less current portion                                      33,505               189,615
                                                                  --------             ---------
          Deferred franchising revenue, long-term                 $ 26,290             $ 160,434
                                                                  ========             =========

9. Equipment Lease Obligations:

The Company and its subsidiaries are obligated under various equipment lease arrangements which have been capitalized in the accompanying financial statements. Property, plant, and equipment presented on the consolidated balance sheet includes approximately $569,000 of assets capitalized under these leasing arrangements. Accumulated depreciation recorded on these assets approximated $61,000 at October 31, 1997. These lease obligations are due in monthly installments including interest expense at annual interest rates ranging from 8.3% to 24.5%. The lease obligations are payable at various dates through May 2001. The future minimum payments required under the lease arrangements with their present value at October 31, 1997 are as follows:

                                         Present      Interest       Minimum
          Year Ended October 31,           Value       Expense       Payments
          ----------------------         --------      -------       --------

                1998                      $62,710      $12,277       $ 74,987
                1999                       40,910        4,488         45,398
                2000                       26,215        1,789         28,004
                2001                        2,353          125          2,478
                                         --------      -------       --------
                                         $132,188      $18,679       $150,867
                                         ========      =======       ========


10. Loans From Stockholders:

Loans from stockholders primarily consist of obligations assumed in the Sammy's acquisition. These loans are due in monthly installments including interest expense at annual rates ranging from 5.0% to 16.76%. The loans are payable through dates ranging from November 1997 through February 1999.

The future minimum payments required under the loans, with their present value at October 31, 1997, are as follows:

                                         Present      Interest       Minimum
          Year Ended October 31,           Value       Expense       Payments
          ----------------------         --------      -------       --------

                1998                     $  4,757        $ 207       $ 4,964
                1999                        1,398           14         1,412
                                         --------      -------       --------
                                         $  6,155        $ 221       $ 6,376

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997

11. Long-term Debt:

Long-term debt at October 31, is summarized as follows:



                                                                                    1997        1996
                                                                                  -------      ------

          Notes payable to bank in monthly installments of $1,234 including interest at the rate of 10% per annum through July 2001 secured
            by a vehicle                                                          $ 48,970         --

          Notes payable to bank in monthly installments consisting of $300 of principal plus interest at 10% per annum, maturing at
            December 1998 secured by equipment and leasehold improvements          122,614         --

          Notes payable to bank in monthly installments of $3,000
            including interest at the rate of 10% per annum, maturing at
            December 2003 secured by equipment and leasehold improvements          148,566         --

          Notes payable to bank in monthly installments of $408 including interest at the rate of 10.08% per annum through June 2000,
            secured by a vehicle                                                    11,715         --

          Notes payable to bank in monthly installments of $650 including
            interest at the rate of 15% per annum through October 2000              26,421         --

          Note payable to bank in monthly installments of $405 plus
            interest at 1.5% above the prime rate, through February 1997,
            secured by equipment                                                     --        $1,042

          Note payable to individual in monthly installments of $153 including interest at the rate of 12.5% per annum, payable through April 1997
                                                                                     --           890
                                                                                ---------      ------
                                                                                 358,286        1,932
          Less current portion                                                    58,378        1,932
                                                                                ---------      ------
          Long-term debt                                                        $299,908       $   --
                                                                                =========      ======

See Note 18 for the discussion of Convertible Debentures which mature on September 30, 1999.

12. Income Taxes:

The Company has adopted SFAS No. 109 and is a C Corporation subject to federal and state income taxes with a fiscal year ended October 31

At October 31, the cumulative temporary differences resulted in net deferred assets or liabilities consisting primarily of:

                                                    1997          1996
                                                  --------      ---------
Deferred tax assets


     Accounts receivable and other reserves      $  159,000    $   12,000
     Net operating loss carryovers                8,551,000     2,400,000
                                                  --------      ---------
                                                  8,710,000     2,412,000
     Less valuation allowance                     7,338,000     2,021,000
                                                  --------      ---------
Deferred tax asset, net                           1,372,000       391,000

Deferred tax liabilities:

     Difference between assigned value and the tax basis assets and liabilities resulting from the Goldberg's, St. Pete and

Sammy's acquisitions                              1,372,000       391,000
                                                 ----------      --------

Net deferred tax assets (liabilities)            $       --      $     --
                                                 ==========      ========


For income tax reporting, the Company has net operating loss carryfowards available to reduce future federal and state income taxes of approximately $8,551,000. These loss carryfowards will expire in the years 2004 and 2012, respectively, for state and federal tax purposes.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997

13. Redeemable and Non-redeemable Preferred Convertible Preferred
Stock

The Company issued 190,000 shares of Series A (180,000 shares issued to Mr. Goldberg and 10,000 shares to a third party) and 180,000 shares of Series B Convertible Preferred Stock in connection with the Goldberg's and Sammy's acquisitions, respectively.

Series A Shares:

Upon the completion of the Company's initial public offering the Company reached a settlement with Mr. Goldberg, under which the Company redeemed 115,000 of the Series A Preferred stock for $25,000, and Mr. Goldberg converted the remainder of the Preferred stock into 65,000 shares of common stock, and consequently, there are no Series A Preferred shares outstanding at this time.

Series B Shares:


Upon the completion of the Company's initial public offering, in accordance with its obligations to the holders of the Series B Preferred Stock during the year ended December 31, 1997, the Company redeemed 60,000 shares at $5.30 per share, for a total redemption cost of $318,029.


Twenty four months after completion of the Company's initial public offering, which date would be December 12, 1998, the Company has the further obligation to offer to redeem an additional 60,000 shares of the Series B Preferred stock at a redemption price of $5.00 per share. Upon the receipt of such offer the holders of the Series B Preferred stock can accept the offer or convert the shares into an equal number of shares of the common stock of the Company.

At October 31, 1997 the present value of the amount necessary to redeem the maximum number of shares of Series B Preferred Stock has been reflected in the accompanying consolidated financial statements as "Redeemable Preferred Stock, Series B.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997

13. Redeemable and Non-redeemable Preferred Convertible Preferred
Stock--(continued)

The following presents the previous carrying amounts of the Series A and Series B Preferred Stock and the accretion (increase in the carrying amount) for the year ended October 31, 1997, and the redemption amounts for the preferred shares.

                                     Series A                 Series B
                                 -----------------       ------------------
                                 Shares     Amount       Shares      Amount
                                 ------     ------       ------      ------

Carrying amount at October       115,000    $24,439      120,000    $538,239
  31, 1996 and accretion
  for the year then ended

Accretion for year ended
  October 31, 1997                              561                   47,824
Redemption Amount               (115,000)   (25,000)     (60,000)   (318,030)

Carrying amount at October       ------     ------       ------      ------
  31, 1997                          --         --         60,000    $268,033
                                --------    -------      -------    --------


The maturity schedule of the redemptions is as follows:

         Year Ended October 31,                     Amount
         ----------------------                     ------

                  1999                             $ 300,000
                                                   ---------
                                                     300,000
            Less unrecognized accretion               31,967
                                                   ---------
   Carrying amount at October 31, 1997             $ 268,033
                                                   =========

The unrecognized accretion will be recorded over the period to anticipated redemption using the interest method.

Series C Preferred Stock:

The Company also has outstanding 832,934 shares of Series C Non-redeemable Convertible Preferred stock. The Certificate of Designation for this series provides that the Company may, at its sole option, redeem all or part of the stock for $5.00 a share, subject to the holder's election to convert the shares into an equal number of common shares of the Company. The shares have no conditions under which the Company must redeem all or portion of theses shares.

As discussed in Note 14, Related Party Transactions, the Company agreed to redeem 416,997 shares of this stock during the fiscal year ended October 31, 1996. The Company does not intend to redeem any additional shares of non-redeemable preferred stock.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997

14. Related Party Transactions:

As described above, during the year ended October 31, 1996 the Company voluntarily redeemed 416,997 shares of Series C Preferred Stock. Of this total 401,997 shares were redeemed from an affiliate, Blue Chip Computerware, Inc., for consideration of $1.00 per share, equivalent to the price Blue Chip paid to acquire the shares. This was done in connection with the financial reorganization of Blue Chip. As of October 31, 1997, the Company had loaned $127,000 to an officer of the Company.


15. Stock Options and Warrants;

         The Company accounts for stock options and warrants granted to employees in accordance with APB #25 and for non-employees in accordance with FASB #123. As of October 31, 1997, the Company has granted, at the market price on date of grant, options and warrants to purchase 985,000 shares of the Company's common stock, consisting of 90,000 options granted to vendors, 35,000 options granted to a Director, 5,000 options granted to a customer, 175,000 options granted to 2 key officers of the Company and 680,000 options/warrants granted to various consultants and investment bankers.

         The options/warrants are exercisable at any time during the period they are outstanding, the following summarizes the activity during the periods presented:
                                    Employees              Non-employees
                             -------------------------- --------------------
                                            Weighted                Weighted
                                            Average                 Average
                                            Exercise                Exercise
                               Shares       Price        Shares     Price
                              ------------- ------------ ---------- --------


Outstanding at October 31,
1995                            -0-           -0-         $40,000    $1.00

Granted during Fiscal Year
Ended 1996                     50,000        $2.00         30,000     2.00
                              ------------- ------------ ---------- --------

Outstanding at October 31,     50,000         2.00         70,000    $1.43
1996

Granted during Fiscal Year
Ended 1997                    125,000        3.125        740,000     2.16
                              ------------- ------------ ---------- --------

Outstanding at October 31,
1997                          175,000        $2.80        810,000    $2.10
                              ------------- ------------ ---------- --------

          At October 31, 1997 none of the above option/warrants have been exercised, forfeited or expired. Pro forma information, pursuant to FAS #123, giving effect to the fair value of employee and non-employee options/warrants granted during the fiscal year ended 1997 is not presented as such information is not materially different from the historical information presented.




16.  Supplemental Cash Flow Information:

                                                Year Ended       Year Ended
                                             October 31, 1997  October 31, 1996


Interest paid                                       $44,616        $32,648
Income taxes paid                                        --             --

Non-cash investing and financing activities:
   Exchange of common stock for capital
      assets                                      1,001,534        410,000
   Sale of market area for note                         --         209,289

Exchange of common stock for consulting
  services                                        1,614,062            --

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997

17. Commitments and Contingencies

(a) Leases --

The Company rents real and personal property under various non-cancelable leases expiring at various dates through 2004. Certain of the leases include renewal options and provisions for additional rental payments based on various formulas such as cost of living adjustments, real estate tax and operating expense escalations and escalations based on gross revenues. Total rent expense charged to operations approximated $511,000 and $277,000 for the years ended October 31, 1997 and 1996, respectively. These amounts included contingent rental expense of approximately $7,000 and $21,000, respectively.

Minimum annual rental commitments under leases in effect at October 31, 1997 are summarized as follows:

                                                                   Equipment
         Year Ended October 31,        Real Estate                  & Other
         ----------------------        ------------                 ---------

                  1998                    $ 466,000                  $ 26,000
                  1999                      437,000                     1,000
                  2000                      388,000                        --
                  2001                      370,000                        --
                  2002                      374,000                        --
                  Later years             1,031,000                        --
                                        ------------                ---------
Total minimum lease payments             $3,066,000                   $27,000
                                        ============                =========




(b) Employment Agreements --

The Company entered into employment contracts with the three principal former shareholders of Sammy's as part of the acquisition. The employment contracts provided for annual salaries through December 31, 1996 and include non-compete covenants through December 31, 1998. Additionally the former shareholders are entitled to receive monthly payments equal to 10% of the single unit franchising fees paid to the Company for the period through September, 1999.

The total compensation expense under these "Sammy's" agreements for the years ended October 31, 1997 and 1996 was $47,010 and $224,341, respectively, and such amounts have been reflected as Settlement Costs - Employment Contracts on the accompanying Statement of Operations.

The Company entered into an employment contract with the former president and principal shareholder of St. Pete Bagels as part of the Acquisition. Effective September 19, 1997, the employment contract provides for a first year salary of $75,000, and $85,000, annually, for the next four years. Additionally, it provides for compensation of 10% of the franchise fees paid for franchises sold or renewed within a specified territory and 20% royalties received from franchised stores.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997

17. Commitments and Contingencies (continued)

(c)  Contingencies --

From time to time the Company is involved in litigation arising in the ordinary course of its business. The Company is not currently engaged in any legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on the accompanying financial statements.

18. Common Stock:

Initial Public Offering:

As of December 5, 1996, the Company effected a one-for-two reverse split of the Company's Common Stock, completion of which was a condition to the closing of the Offering. These financial statements, including the notes thereto, give effect to this reverse stock split.

On December 17, 1996, the Company completed a public offering of 1,100,000 shares of the Company's common stock for a public offering price of $3.50 per share yeilding the Company net proceeds of $2,752,000. In January of 1997, the underwriters of the initial public offering exercised their over-allotment option by purchasing an additional 165,000 shares at a price yielding net proceeds to the Company of $483,000.

The Company also sold to the Underwriter, for nominal consideration, warrants to purchase 110,000 shares of the Company's common stock at an aggregate price. These warrants have not been exercised and expire in 2001.

Non-cash Stock Issuance:

The Company exchanged common stock for capital assets of $1,001,584 and consulting services of $1,614,062 during fiscal year ended October 31, 1997. These transactions resulted in the issuance of 514,800 and 950,000 shares respectively valued at the current market price at date of issuance. The accompanying Consolidated Statement of Operations includes approximately $728,000 of consulting expenses. The remaining $886,000 is included in Prepaid Expenses on the Consolidated Balance Sheet.

Licensing Arrangement:

In November, 1997, the Company entered into a settlement agreement with a licensee whereby the company repurchased a retail bagel store for $250,000, payable in cash or in common stock of the Company. Subsequent to October 31, 1997 the Company has issued 75,000 shares of common stock representing approximately $50,000 of the consideration. This settlement agreement has been reflected in the accompanying financial statements at October 31, 1997.

Other:

During the year ended October 31, 1996, the Company completed private placements (the "Private Placements") of its common stock pursuant to which it received an aggregate of $2,413,986, net of expenses of $48,514. Included in the proceeds was property consisting of two retail bagel stores in the final stages of construction, valued at $410,000.

19. Convertible Debentures:

During July and August 1997, the Company completed the sale of $950,000 of 5% Convertible Debentures to "Non-U.S. Persons" as defined in Regulation S under the Securities Act of 1933. The debentures are convertible into shares of the Company's common stock at a price which is the lesser of a 15% discount of the five day average closing price of the Company's common stock prior to the date of funding or a 30% discount of the five day average closing price of the Company's common stock prior to the date of conversion. The discount for the beneficial conversion feature has been computed as of the funding dates and is credited to paid in capital and is charged to operations as interest expense using the interest method over the 41 day period which represents the first dates the debentures are convertible. Interest expense in the accompanying Consolidated Statement of Operations includes $410,143 of discount amortization for fiscal year ended October 31, 1997. As of October 31, 1997 the $950,000 Debentures have been converted to 1,052,367 shares of common stock.

On September 16, 1997, the Company completed a private placement issue of 6%

Convertible Debentures aggregating $2,600,000 under Regulation D under the Securities Act of 1933. The Debentures were payable in two tranches. The first tranche was paid on September 16, 1997. The Debentures are convertible into shares of the Company's common stock at the option of the Holder at a discount ranging from 18% to 25% of the market price at the conversion date. The Debentures provide for an annual interest rate of 6% payable quarterly and require the Company to file a Form SB-2 Registration Statement for the shares underlying the Convertible Debenture. Such Registration Statement became effective on December 12, 1997. The discount for the beneficial conversion feature that represents an amount that would be incurred if the Debentures were converted on the date they were funded has been credited to paid in capital and is charged to operations as Interest Expense. Interest Expense in the accompanying Consolidated Statement of Operations includes $260,534 for discounts for fiscal year ended October 31, 1997. The Convertible Debenture matures on September 30, 1999.

Under the terms of the Debenture, the market price of the Company's common stock must have exceeded $1.25 per share for 20 out of 30 trading days during a specified period as a requisite to the funding of the second $1,300,000 tranche. The Company's common stock did not trade at those levels during the specified period, and the Company's right to require funding of the second tranche has thus expired.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997

20. Subsequent Events:

Acquisition:
         In December, 1997, the Company purchased four previously operating retail bagel stores in Toledo, Ohio which the Company intends to reopen as Company owned stores. The consideration was approximately 300,000 shares of the Company's common stock. On December 9, 1997 the Company issued 147,971 shares and on January 30, 1998 the Company authorized the issuance of the remaining shares.

Capital Transactions:
         In December, 1997, the Company sold $300,000 of Series D 8% Convertible Preferred Stock and 300 Warrants. Each warrant entitles the holder to purchase 350 shares of the Company's common stock. The Debentures are convertible into shares of the Company's common stock at the option of the holder at a 20% discount of the average market price for five days prior to the conversion date. The holder of the Series D Convertible Preferred Stock subsequently elected to convert $100,000 of this Preferred Stock into 410,810 shares of the Company's common stock.

         In January 1998, the Company sold $275,000 of Series E 12% Convertible Preferred Stock. The Debentures are convertible into shares of the Company's common stock at the option of the holder at a 30% discount of the average market price for five days prior to the conversion date.

         In January, 1998 the Company issued 805,753 shares of its common stock to the holders of the 6% Convertible Debentures, discussed at Note 19, for conversion of $120,000 of said Note.

         In connection with the addition of a gourmet soup business, the Company issued a total of 375,000 shares of common stock to two unrelated entities in November, 1997.

         In February 1998 the Company issued 320,000 restricted shares of its common stock to two of its officers for services rendered.


Impairment of assets

         Subsequent to October 31, 1997 the Sub-lessor of premises from whom the Company sub-leased two retail bagel store facilities filed for protection under Federal Bankruptcy Laws. The Company has subsequently vacated these premises and anticipates recognizing losses approximating $320,000 in the first quarter of fiscal year ended October 31, 1998.

NASDAQ maintenance requirements

         The Company's stock is currently quoted on the NASDAQ Small Capital Stock Market. NASDAQ trading criteria require the per share price of a company's common stock be above $1 per share. Subsequent to October 31, 1997 the price per share of the Company's common stock has been trading below $1. Presently, the Company does not meet the $2 million minimum tangible net worth criteria for continued listing on the NASDAQ. Management of the Company is developing plans to meet the NASDAQ criteria for continued listing. In the event of a delisting, the Company will be in default of certain debenture provisions.

                   CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS

     We hereby consent to the reference to our firm under the captions "Experts" and to the use of our report dated February 7, 1998 covering the financial statements for the fiscal years ended October 31, 1997 and 1996, in the Annual Report on Form 10KSB of All American Food Group, Inc. for the fiscal year ended October 31, 1997 filed with the Securities and Exchange Commission on February 13, 1998.


                                               /s/ DelSanto and DeFreitas
                                             _______________________________
                                                   DelSanto and DeFreitas


Closter, New Jersey
February 13, 1998

                                 EXHIBIT INDEX

    Exhibit
    Number                 Document
    ------                 --------

        3.1 Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.3 of the Company's Registration Statement on Form SB-2 (File No. 333-4490), as amended (the "Registration Statement")).

        3.2 Second Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996 (the "Form 10-KSB Report").

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

       10.10 Form of Development Agreement (incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-KSB Report).

       10.11 Abstract of lease entered into by the Company in December 1996 (incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-KSB Report).

       10.12 Securities Purchase Agreement, dated September 16, 1997, between the Registrant and South Seas Import-Export Corp. (incorporated herein by reference to Exhibit 4.4 of the Company 's Registration Statement on Form SB-2 (File No. 333-40163), as amended).

       10.13 Agreement and Plan of Merger, dated September 19, 1997, between All American Food Group, Inc,. St. Pete Bagels Acquisition Corp., Sam & Son, Inc., Bagel Man, Inc. and St. Pete Bagel Co., Inc. (incorporated herein by reference to
                  Exhibit 2.1 of the Company's Current Report on Form 8-K dated October 7, 1997).

       21.1       Subsidiaries of the Company.

       27.1       Financial Data Schedule.