Form 10QSB
period 1998-01-31
ALL AMERICAN FOOD GROUP INC
filed 1998-03-23
CIK 1013627

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

                                JANUARY 31, 1998

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from           to

                         Commission file number 333-4490

                          ALL AMERICAN FOOD GROUP, INC.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)

                  New Jersey                                22-3259558
         -------------------------------            -------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)


                  104 New Era Drive, South Plainfield, NJ      07080
                  ----------------------------------------------------
                   (Address of Principal Executive Offices)  (Zip Code)


                                 (908) 757-3022
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. (X) Yes   ( ) No

As of January 31, 1998 there were 5,924,397 shares of the Registrant's Common Stock outstanding.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.
                                                                      --------
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

        Consolidated Balance Sheet at January 31, 1998 and
               Consolidated Balance Sheet at October 31, 1997            3

        Consolidated Statement of Operations for the three
               months ended January 31, 1998 and 1997                    4

        Consolidated Statement of Cash Flows for the three
               months ended January 31, 1998 and 1997                    5

        Consolidated Statement of Stockholder's Equity for the
               three months ended January 31, 1998                       6

        Notes to Consolidated Financial Statements                       7

Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                9

PART II - OTHER INFORMATION                                             12

SIGNATURES                                                              13


                  ALL AMERICAN FOOD GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                     (Unaudited)
                                                                                      January 31,        October 31,
                                                                                    -------------     -------------
                                                                                        1998                1997
                                                                                    -------------     -------------
                                        ASSETS
Current Assets:
  Cash                                                                                     $73,801          $326,603
  Accounts receivable, net of allowances for possible losses of $12,000
   and $12,000 respectively                                                                361,509           284,645
  Notes receivable, current portion                                                         13,505            20,441
  Notes receivable - officer                                                               127,000           127,000
  Inventories                                                                              128,561           133,810
  Prepaid expenses                                                                         849,966           918,775
                                                                                    --------------    --------------
Total Current Assets                                                                     1,554,342         1,811,274

Property, Plant and Equipment, at cost less accumulated depreciation
  and amortization of $389,313 and $377,765 respectively                                 2,062,612         2,025,387
Intangible Assets net of accumulated amortization of $611,186 and $583,096
  respectively                                                                           1,471,476         1,261,146
Security Deposits                                                                           90,028            90,028
Notes receivable - long-term                                                                58,965            55,099
                                                                                    --------------    --------------
  Total Assets                                                                          $5,237,423        $5,242,934
                                                                                    ==============    ==============
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable                                                                            $78,726           $80,693
  Accounts payable and accrued expenses                                                  1,737,656         1,568,659
  Capitalized lease obligations - current maturities                                        54,422            62,710
  Loans from stockholders - current maturities                                               5,850             4,757
  Current maturities of long-term debt                                                     179,042            58,378
  Deferred franchising revenue, current portion                                             32,105            33,505
                                                                                    --------------    --------------
    Total Current Liabilities                                                            2,087,801         1,808,702

Capitalized Lease Obligations                                                               62,586            69,478
Loans from stockholders                                                                        352             1,398
Convertible debentures                                                                   1,120,000         1,300,000
Long-term debt                                                                             171,090           299,908
Deferred franchising revenue                                                                26,290            26,290
                                                                                    --------------    --------------
  Total Liabilities                                                                      3,468,119         3,505,776

                                                                                    --------------    --------------

Commitments and contingencies
Redeemable preferred stock, Series B, 60,000 shares issued and outstanding
  Redemption value of $300,000 at January 31, 1998                                         274,181           268,033
                                                                                    --------------    --------------

Stockholders' Equity (Deficit):
  Non-redeemable convertible preferred stock, no par value, Series A, 190,000 shares authorized, 10,000 shares issued and outstanding, Series B, 180,000 shares authorized 60,000 shares issued and outstanding, Series C, 1,600,000 shares authorized, 832,934 issued and outstanding, Series D, 300 shares authorized, 200 and 0 shares issued and outstanding, respectively,
   Series E, 272 shares authorized, 272 and 0 shares issued and outstanding,
   respectively                                                                           791,322           322,470
  Common stock, no par value, 20,000,000 shares authorized,
    5,999,397 and 1,867,661 shares issued and outstanding respectively                 12,011,924        11,130,669
  Accumulated deficit                                                                 (11,308,123)       (9,984,014)
                                                                                   --------------    --------------
                                                                                        1,495,123         1,469,125
                                                                                   --------------    --------------
  Total Liabilities and Stockholders' Equity (Deficit)                                 $5,237,423        $5,242,934
                                                                                   ==============    ==============

The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                    Three Months Ended
                                                                                        January 31,
                                                                              --------------------------------
                                                                                     1998            1997
                                                                              ---------------  ---------------
Revenues:
   Store sales                                                                       $679,975         $338,390
   Franchising revenue                                                                 39,158          328,820
   Equipment and product sales                                                        124,162          171,393
                                                                              ---------------  ---------------
                                                                                      843,295          838,603
                                                                              ---------------  ---------------

Operating expenses:

   Cost of Sales - equipment and product costs and store operations,
     exclusive of depreciation and amortization                                       603,937          423,717
   Cost of Sales - franchising activities, exclusive of depreciation                  --               190,473
     and amortization
   Selling, general and administrative expenses                                     1,150,195          774,449
   Loss on disposal of equipment                                                      241,460          --
   Depreciation and amortization                                                      106,436           69,019
   Settlement Costs - Employment Contracts                                            --                47,010
                                                                              ---------------  ---------------
                                                                                    2,102,028        1,504,668
                                                                              ---------------  ---------------

Operating loss                                                                     (1,258,733)        (666,065)

Interest expense                                                                       65,376           10,341
                                                                              ---------------  ---------------
Net loss                                                                          ($1,324,109)       ($676,406)
                                                                              ===============  ===============

Adjusted net loss for net loss per common share calculation:

Net loss                                                                          ($1,324,109)       ($676,406)
Increase in carrying amount of redeemable preferred stock                              (6,148)         (12,909)
                                                                              ---------------  ---------------
Net loss attributable to common stock                                             ($1,330,257)       ($689,315)
                                                                              ===============  ===============

Shares outstanding:

   Weighted average number of common shares outstanding                             5,924,357        2,518,694
                                                                              ===============  ===============
Net loss per common share                                                              ($0.22)          ($0.27)

                                                                              ===============  ===============

   The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            Three Months Ended
                                                                                               January 31,
                                                                                      ------------------------------------
                                                                                             1998               1997
                                                                                      ----------------   -----------------
Cash Flows from Operating Activities:
      Net loss                                                                            ($1,324,109)           ($676,406)
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                         106,436              69,019
        Common stock issued for services                                                       66,039                --
        Loss on disposal of equipment                                                         241,460                --
        Decrease (increase) in:
           Accounts receivable                                                                (76,864)             (71,163)
           Inventories                                                                          5,249              (33,789)
           Prepaid expenses                                                                    18,036              194,279
           Security deposits                                                                     --                (53,610)
        Increase (decrease) in:
           Accounts payable and accrued expenses                                              168,997             (150,704)
           Deferred franchising revenue                                                         1,670              (67,500)
                                                                                     ----------------    -----------------
              Total adjustments                                                               531,023             (113,468)
                                                                                     ----------------    -----------------
              Net cash (used in) operating activities                                        (793,086)            (789,874)
                                                                                     ----------------    -----------------
Cash Flows from Investing Activities:
      Capital expenditures                                                                     (9,368)             (40,837)
                                                                                     ----------------   -----------------
        Net cash (used in) investing activities                                                (9,368)             (40,837)
                                                                                     ----------------   -----------------
Cash Flows from Financing Activities:
      Proceeds from issuance of common stock                                                    --               3,172,837
      Proceeds from issuance of preferred stock                                               575,000                --
      Redemption of preferred stock                                                             --                (184,500)
      Payments of notes payable                                                                (1,967)            (194,899)
      Payments of capitalized lease obligations                                               (15,180)             (34,187)
      Payments of loans from stockholders                                                         (47)              (3,215)
      Payments of current maturities of long-term debt                                         (8,154)              (1,932)
                                                                                     ----------------   -----------------
        Net cash provided by financing activities                                             549,652            2,754,104
                                                                                     ----------------   -----------------
Net increase in cash                                                                         (252,802)          1,923,393
Cash - beginning of period                                                                    326,603              84,302
                                                                                     ----------------   -----------------
Cash - end of period                                                                          $73,801          $2,007,695
                                                                                     ================   =================



   The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998

                                                           Common Stock                           Preferred Stock
                                            --------------------------------------------  --------------------------------
                                                   Shares                 Amount              Shares           Amount
                                            ----------------------  --------------------  ---------------  ---------------
Balance at October 31, 1997                        5,999,397           $11,130,669          902,934         $322,470

Conversion of preferred stock to
   common stock                                      401,810               100,000             (100)        (100,000)
Common stock issuance - acquisition of
   business                                          295,942               295,942             --               --
Common stock issuance for services                   225,000               305,313             --               --
Conversion of convertible debentures
   to common stock                                   805,753               180,000             --               --
Preferred stock issuance                              --                   --                   575          575,000
Increase in carrying amount of redeemable
   preferred stock                                    --                   --                  --             (6,148)
Net Loss                                              --                   --                  --             --
                                            ----------------------  --------------------  ---------------  ---------------

Balance at January 31, 1998                        7,727,902           $12,011,924          903,409         $791,322
                                            ======================  ====================  ===============  ===============


                                                 Accumulated
                                                   Deficit               Total
                                            ----------------------  ----------------
Balance at October 31, 1997                     ($9,984,014)           $ 1,469,125

Conversion of preferred stock to
   common stock                                      --                          0
Common stock issuance - acquisition of
   business                                          --                    295,942
Common stock issuance for services                   --                    305,313
Conversion of convertible debentures
   to common stock                                   --                    180,000
Preferred stock issuance                             --                    575,000
Increase in carrying amount of redeemable
   preferred stock                                   --                     (6,148)
Net Loss                                         (1,324,109)            (1,324,109)
                                            ----------------------  ----------------
Balance at January 31, 1998                    ($11,308,123)           $ 1,495,123

                                            ======================  ================

  The Accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statments.

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

(2)      BASIS OF PRESENTATION

         The consolidated financial statements have been prepared by All American Food Group, Inc. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (all of which were of a normal recurring nature) necessary to present fairly the Company's financial position, results of operations and cash flows as of January 31, 1998 and for all periods presented have been made. A description of the Company's accounting policies and other financial information is included in its October 31, 1997 audited financial statements filed on Form 10-KSB. The consolidated results of operations for the quarter ended January 31, 1998 are not necessarily indicative of the results expected for the full year.

(3)      NET LOSS PER COMMON SHARE

         Net loss per common share was determined by dividing net loss, as adjusted, by the weighted average number of common shares outstanding. The net loss for each period ended was adjusted by the increase in the carrying amount of redeemable preferred stock.

(4)      ACQUISITION


         On December 9, 1997, the Company completed the acquisition of substantially all of the assets of Bagels of Toledo Inc., a private company consisting of three company-owned stores. The purchase price was 295,942 shares of Common Stock.

                ALL AMERICAN FOOD GROUP, INC. & AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)      PREFERRED STOCK

         During the period ended January 31, 1998 the Company sold $575,000 of convertible preferred stock. The preferred stock is convertible into common stock at a discount of 20%.

(6)      ISSUANCE OF COMMON STOCK

         During the three months ended January 31, 1998 the Company entered into two consulting contracts relating to acquisition services, financial public relations and franchisee advertising in payment of which the Company issued a total of 225,000 shares of common stock pursuant to a Registration Statement on Form S-8.

(7)      SUBSEQUENT EVENTS

         (a)      Stock split
                  On February 25, 1998, the board of directors and a majority of the holders of common stock approved a 1 for 10 reverse stock split whereby the Company exchanged 1 share of common stock for every ten shares previously outstanding. This recapitalization was implemented in an effort by the Company to maintain its NASDAQ listing requirements. Failure to maintain such listing would violate certain covenants of the Company's convertible debentures.

         (b)      Conversion of Convertible Debentures
                  On February 24, 1998 the holder of $800,000 of convertible debentures converted those instruments into shares of preferred and common stock.

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

OVERVIEW

Results of Operations - Three Months Ended January 31, 1998 and 1997

         Revenues for the three months ended January 31, 1998 (the "1998 Quarter") were $843,295, an increase of $4,692, or 1%, from $838,603 for the three months ended January 31, 1997 (the "1997 Quarter"). This increase is attributable to an increase in store sales of $341,585, or 101%, to $679,975 in the 1998 Quarter from $338,390 in the 1997 Quarter, as a result of an increase to ten stores from five stores operated by the Company during the three month period, an increase in commissary and product sales of $12,708, or 13%, to $111,499 in the 1998 Quarter from $98,791 in the 1997 Quarter, as a consequence of a greater number of franchise stores, and a concomitant increase in demand for product during the 1998 Quarter, which increases were offset by a decrease in franchising activities of $289,662, or 88%, to $39,158 in the 1998 Quarter from $328,820 in the 1997 Quarter consisting of: (a) a decrease in initial non-recurring franchise and market development fees and the sale of Company-owned stores to franchisees of $295,913, or 99%, to $2,827 in the 1998 Quarter from $298,740 in the 1997 Quarter offset by (b) an increase in ongoing royalties of $6,251, or 21%, to $36,331 in the 1998 Quarter from $30,080 in the 1997 Quarter. The Company believes the decrease in initial non-recurring franchise fees is attributable in part to the recent decline in the Company's stock price during 1997 and the first quarter of 1998 which has adversely affected its ability to market franchises. The increase in store sales was also offset by a decrease in equipment sales of $59,939, or 83%, to $12,663 in the 1998 Quarter from $72,602 in the 1997 Quarter which decrease is attributable to the decrease in initial non-recurring franchise fees.

         Future equipment and commissary sales will be dependent on the Company's franchising activities, and such sales will therefore increase or decrease in direct proportion to franchise fee revenues.

                          ALL AMERICAN FOOD GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

         Cost of sales decreased by $10,253, or 7%, to $603,937 in the 1998 Quarter from $614,190 in the 1997 Quarter. Cost of sales as a percentage of store and product sales decreased to 75% in the 1998 Quarter from 83% in the 1997 Quarter, reflecting a decrease in costs associated with store sales. To the extent that future increases in the Company's total revenues are attributable to franchise fees, market development fees and franchise royalties, costs of sales can be expected to decrease as a percentage of revenues.

         Selling, general and administrative expenses increased by $375,746, or 49%, to $1150,195 in the 1998 Quarter from $774,449 in the 1997 Quarter. The increase is primarily due to (i) an increase in salaries and related costs of $72,417, or 28%, to $327,373 in the 1998 Quarter from $254,956 in the 1997
Quarter, (ii) an increase in selling expense of $73,342, or 54%, to $208,370 in the 1998 Quarter from $135,028 in the 1997 Quarter, primarily due to increased advertising costs to attract new franchisees and increased shipping costs associated with increased product sales, (iii) an increase in occupancy costs of $79,842, or 77%, to $182,920 in the 1998 Quarter from $103,078 in the 1997
Quarter attributable to an increase to ten stores operated by the Company from five stores during the three month, and the move of the Company's headquarters
(iv) an increase in professional fees and related costs associated with the Company becoming a public Company, investment banking services and pursuing an acquisition strategy of $82,338, or 171%, to $130,456 in the 1998 Quarter from $48,118 in the 1997 Quarter, and (v) an increase in consulting fees of $64,021, or 57%, to $176,521 in the 1998 Quarter from $112,500 in the 1997 Quarter. This increase is primarily attributable to charges incurred under consulting contracts relating to acquisition services and financial public relations.

         Depreciation and amortization increased by $37,417, or 54%, to $106,436 in the 1998 Quarter from $69,019 in the 1997 Quarter, primarily as a consequence of the Company owning and operating five more stores in the 1998 Quarter.

         Interest expense increased by $55,035, or 532%, to $65,376 in the 1998 Quarter from $10,341 in the 1997 Quarter. This increase is attributable to the discount granted in the Company's preferred stock.

         The net loss increased by $647,701, or 96%, to 1,324,107 in the 1998 Quarter from $676,406 in the 1997 Quarter as a result of the factors discussed above, particularly the lack of franchise sales and associated equipment sales, and the consulting fees incurred in the period.

Liquidity and Capital Resources

         In April 1996, the Company completed the Private Placements of its Common Stock pursuant to which it received proceeds of $2,413,986. Of the net proceeds, $410,000 consisted of property in the form of two unopened retail bagel stores in the final stages of construction.

         In December 1996 and January 1997, the Company completed an initial public offering of 1,265,000 shares of its Common Stock (including 165,000 shares to cover underwriters' over-allotments) at a price to the public of $3.50 per share, yielding net proceeds to the Company of $3,235,000. The proceeds of the offering are being used to redeem Series A and Series B Preferred Stock, open additional Company-owned flagship stores, expand the Company's equipment inventory, relocate and consolidate its headquarters

                          ALL AMERICAN FOOD GROUP, INC.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

and commissary facilities, expand its marketing and promotional activities, reduce accounts payable and accrued expenses, develop its franchising system and for working capital and general corporate purposes.

         During July, August and September 1997 the company raised $2,250,000 through the sale of convertible debentures. The Company's revenues are not yet sufficient to support the Company's operating

         During December the Company raised $575,000 through the sale of convertible stock.

         The Company's revenues are not yet sufficient to support the Company's operating expenses. Cash used by operating activities for the three months ended January 31, 1998 was $793,083 compared to cash used by operating activities of $789,874 during the three months ended January 31, 1997. Management of the Company is developing a plan to reduce its operating loss to raise additional capital, but there can be no assurance that the Company will be successful. In the event the Company is not successful it is unlikely that the Company will be able to continue as a going concern.

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

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits
                        Item 27 -- Financial Data Schedule

                          ALL AMERICAN FOOD GROUP, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of March, 1998.



                          ALL AMERICAN FOOD GROUP, INC.


                                      By:  /s/ Andrew Thorburn
                                           -----------------------------------
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer
                                           (Principal Executive Officer)