Form 10QSB
period 1998-04-30
ALL AMERICAN FOOD GROUP INC
filed 1998-06-19
CIK 1013627

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

                                 APRIL 30, 1998

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

As of April 30, 1998 there were 2,390,806 shares of the Registrant's Common Stock outstanding.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES


                                  INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

        Consolidated Balance Sheet at April 30, 1998 and
               Consolidated Balance Sheet at October 31, 1997                 3

        Consolidated Statement of Operations for the three and six
               months ended April 30, 1998 and 1997                           4

        Consolidated Statement of Cash Flows for the six
               months ended April 30, 1998 and 1997                           5

        Consolidated Statement of Stockholder's Equity for the six
               months ended April 30, 1998                                    6

        Notes to Consolidated Financial Statements                            7

Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    10

PART II - OTHER INFORMATION                                                  15

SIGNATURES                                                                   16

              ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET


                                                                                (Unaudited)
                                                                                  April 30,                 October 31,
                                                                                ------------                -----------
                                                                                    1998                       1997
                                                                                ------------                -----------
                                  ASSETS
Current Assets:
   Cash                                                                            $71,894                     $326,603
   Accounts receivable, net of allowances for possible
      losses of $12,000 and $12,000 respectively                                   401,100                      284,645
   Notes receivable, current portion                                                49,290                       20,441
   Notes receivable - officer                                                      127,000                      127,000
   Inventories                                                                     105,406                      133,810
   Prepaid expenses                                                                854,289                      918,775
                                                                                ----------                   ----------
   Total Current Assets                                                          1,608,979                    1,811,274

Property, Plant and Equipment, at cost less accumulated depreciation
   and amortization of $417,362 and $377,765 respectively                        2,584,132                    2,025,387
Intangible Assets, net of accumulated amortization of $639,276 and
   $583,096 respectively                                                           904,708                    1,261,146
Security Deposits                                                                   89,828                       90,028
Notes receivable - long-term                                                        56,696                       55,099
                                                                                ----------                   ----------

   Total Assets                                                                 $5,244,343                   $5,242,934
                                                                                ==========                   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Notes payable                                                                   $76,726                      $80,693
   Accounts payable and accrued expenses                                         2,058,676                    1,568,659
   Capitalized lease obligations - current maturities                               48,422                       62,710
   Loans from stockholders - current maturities                                      5,850                        4,757
   Current maturities of long-term debt                                            174,042                       58,378
   Deferred franchising revenue, current portion                                    32,105                       33,505
                                                                                ----------                   ----------
      Total Current Liabilities                                                  2,395,821                    1,808,702

Capitalized Lease Obligations                                                       60,514                       69,478
Loans from stockholders                                                              5,454                        1,398
Long-term debt                                                                     191,072                      299,908
Convertible debentures                                                             300,000                    1,300,000
Deferred franchising revenue                                                             0                       26,290
                                                                                ----------                   ----------
      Total Liabilities                                                          2,952,861                    3,505,776
                                                                                ----------                   ----------
Commitments and contingencies
Redeemable preferred stock, Series B, 60,000 shares issued and outstanding
    Redemption value of $300,000 at April 30, 1998                                 280,630                      268,033
                                                                                ----------                   ----------
Stockholders' Equity (Deficit):
   Non-redeemable convertible preferred stock, no par value, Series A,
    190,000 shares authorized, 10,000 issued and outstanding, Series B,
    180,000 shares authorized 60,000 shares issued and outstanding,
   Series C, 1,600,000 shares authorized 832,934 issued and outstanding,
   Series E, 275 authorized, 275 and 0 shares issued and outstanding, respectively, Series F, 5,000 shares authorized 5,000 and 0 shares issued and outstanding, respectively, Series G, 10,000 shares
   authorized, 10,000 and 0 issued and outstanding, respectively                 1,404,874                      322,470

   Common stock, no par value, 20,000,000 shares authorized,
       2,390,806 and 599,940 shares issued and outstanding respectively         12,455,397                   11,130,669
   Accumulated deficit                                                         (11,849,419)                  (9,984,014)
                                                                                ----------                   ----------
                                                                                 2,010,852                    1,469,125
                                                                                ----------                   ----------
   Total Liabilities and Stockholders' Equity (Deficit)                         $5,244,343                   $5,242,934
                                                                                ==========                   ==========

                     The Accompanying Notes to Consolidated
    Financial Statements are an integral part of these financial statements.

              ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)


                                                              Three Months Ended                     Six Months Ended
                                                                   April 30,                             April 30,
                                                        --------------------------------       -------------------------------
                                                            1998               1997               1998               1997
                                                        -------------      -------------       ------------       ------------

Revenues:
   Store sales                                              $460,661           $381,789         $1,069,376           $720,179
   Franchising revenue                                        33,539             70,581             74,447            399,401
   Equipment and product sales                               437,447            185,050            631,119            356,443
                                                        -------------      -------------       ------------       ------------
                                                             931,647            637,420          1,774,942          1,476,023
                                                        -------------      -------------       ------------       ------------


Operating expenses:
   Cost of Sales - equipment and
     product costs and store operations,
     exclusive of depreciation and amortization              714,608            427,170          1,382,760            850,887
   Cost of Sales - franchising activities,
     exclusive of depreciation and amortization                    0                  0            436,490            190,473
   Selling, general and administrative expenses              678,673            814,964          1,328,161          1,589,413
   Loss on disposal of equipment                              (3,939)                 0            245,120                  0
   Depreciation and amortization                              56,139             79,922            162,575            148,941
   Settlement Costs - Employment Contracts                         0                  0                  0             47,010
                                                        -------------      -------------       ------------       -------------
                                                           1,445,481          1,322,056          3,555,106          2,826,724
                                                        -------------      -------------       ------------       -------------

Operating loss                                              (513,834)          (684,636)        (1,780,164)        (1,350,701)

Interest expense                                              19,865              7,911             85,241             18,252
                                                        -------------      -------------       ------------       ------------

Net loss                                                   ($533,699)         ($692,547)       ($1,865,405)        ($1,368,953)
                                                        =============      =============       ============       =============

Adjusted net loss for net loss per common
     share calculation:
Net loss                                                   ($533,699)         ($692,547)       ($1,865,405)        ($1,368,953)
Increase in carrying amount of redeemable
     preferred stock                                          (6,448)           (19,072)           (12,596)            (31,981)
                                                        -------------      -------------       ------------        ------------
Net loss attributable to common stock                      ($540,147)         ($711,619)       ($1,878,001)        ($1,400,934)
                                                        =============      =============       ============        ============

Shares outstanding:
   Weighted average number of common shares
     outstanding                                           1,581,798            321,002          1,495,373             285,863
Adjusted shares outstanding                                1,581,798            321,002          1,495,373             285,863
                                                        =============      =============       ============        ============
Net loss per common share                                     ($0.34)            ($2.22)            ($1.26)             ($4.90)
                                                        =============      =============       ============        ============


           The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

              ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                                                              Six Months Ended
                                                                                                  April 30,
                                                                                ----------------------------------------------
                                                                                      1998                         1997
                                                                                -----------------            -----------------

Cash Flows from Operating Activities:
      Net loss                                                                       ($1,865,405)                 ($1,368,953)
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                    162,575                      148,941
        Decrease (increase) in:
           Accounts receivable                                                          (116,455)                    (166,133)
           Inventories                                                                    28,404                      (32,440)
           Notes receivable                                                              (30,446)                     (97,000)
           Prepaid expenses                                                               64,486                      153,829
           Security deposits                                                                 200                      (59,012)
        Increase (decrease) in:
           Accounts payable and accrued expenses                                         490,017                     (375,164)
           Deferred franchising revenue                                                  (27,690)                     (92,500)
                                                                                -----------------            -----------------
              Total adjustments                                                          571,091                     (519,479)
                                                                                -----------------            -----------------
              Net cash (used in) operating activities                                 (1,294,314)                  (1,888,432)
                                                                                -----------------            -----------------


Cash Flows from Investing Activities:
      Capital expenditures                                                              (598,342)                    (140,676)
      Business acquired, net of cash received                                           (453,943)                     (62,349)
                                                                                -----------------            -----------------
        Net cash (used in) investing activities                                       (1,052,285)                    (203,025)
                                                                                -----------------            -----------------

Cash Flows from Financing Activities:
      Proceeds from issuance of common stock                                           1,324,728                    3,235,337
      Proceeds from issuance of preferred stock                                        1,082,404                            0
      Redemption of preferred stock                                                     (300,000)                    (338,513)
      Payments of notes payable                                                           (3,967)                    (194,899)
      Payments of capitalized lease obligations                                          (23,252)                     (53,214)
      Payments of loans from stockholders                                                  5,149                      (11,709)
      Payments of current maturities of long-term debt                                     6,828                       (9,299)
                                                                                -----------------            -----------------
        Net cash provided by financing activities                                      2,091,890                    2,627,703
                                                                                -----------------            -----------------

Net increase in cash                                                                    (254,709)                     536,246

Cash - beginning of period                                                               326,603                       84,302
                                                                                -----------------            -----------------

Cash - end of period                                                                     $71,894                     $620,548
                                                                                =================            =================

                The Accompanying Notes to Consolidated Financial
         Statements are an integral part of these financial statements.

              ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED APRIL 30, 1998
                               (Unuadited)


                                                     Common Stock             Preferred Stock
                                                -----------------------    ----------------------    Accumulated
                                                 Shares       Amount        Shares       Amount        Deficit          Total
                                                ---------   -----------    ---------   ----------    ------------    -------------
Balance at October 31, 1997:                      599,940   $11,130,669      902,934     $322,470     ($9,984,014)    $1,469,125
Common stock issuance for services                294,833       473,786                                                 $473,786
Conversion of convertible debentures
   to common stock                                307,069       180,000                                                 $180,000
Common stock issuance - acquisition
   of business                                     29,594       295,942                                                  295,942
Conversion of preferred stock to common
   stock                                          996,870       300,000         (300)    (300,000)                             0
Preferred stock issuance                                                      15,575    1,395,000                     $1,395,000
Increase in carrying amount of redeemable
   preferred stock                                  --                                    (12,596)                       (12,596)
Exercise of warrants to purchase common
   stock                                          162,500        75,000                                                  $75,000
Net Loss                                                                                               (1,865,405)    (1,865,405)
                                                ---------   -----------    ---------   ----------    ------------    ------------

Balance at April 30, 1998                       2,390,806   $12,455,397      918,209   $1,404,874    ($11,849,419)    $2,010,852
                                                =========   ===========    =========   ==========    =============   ============

                The Accompanying Notes to Consolidated Financial
         Statements are an integral part of these financial statements.

             ALL AMERICAN FOOD GROUP, INC. & AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      GENERAL

         The Company was formed in September 1993 under the name Jutland
Food Group, Inc., for the purpose of establishing a chain of franchised bagel stores. In October 1993, the Company acquired substantially all of the assets of Howberg Bakery Equipment Co., Inc., Bagels of New Milford, Inc. and Goldberg's Famous Bagels of Orangeburg, Inc. The assets acquired consisted of a bagel equipment business and two retail bagel stores. On September 29, 1994, the Company acquired all of the outstanding stock of four interrelated corporations all conducting business under the tradename "Sammy's New York Bagels," The acquisition consisted of three certified kosher retail bagel stores and a bagel production facility, all operating under rabbinical supervision. Effective October 31, 1995 the company changed its fiscal year to October 31st. The Company changed its name to All American Food Group, Inc. on October 24, 1995. Effective September 23, 1997 the Company acquired four operating stores, a bagel production facility, and 2 franchised stores operating under the name"St. Pete Bagel Company".


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

         The Company has recently developed a line of gourmet soups, for sale in its own and franchised bagels stores, as well as forming the basis of a separate retail concept for expansion through licensing and franchising. Sold under the name "SoupChef", the soup is manufactured for the Company under a supplier contract, and will provide the Company with an additional revenue source beginning in September of 1998.


(2)      BASIS OF PRESENTATION

         The consolidated financial statements have been prepared by All American Food Group, Inc. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (all of which were of a normal recurring nature) necessary to present fairly the Company's financial position, results of operations and cash flows as of April 30, 1998 and for all periods presented have been made. A description of the Company's accounting policies and other financial information is included in its October 31, 1997 audited financial statements filed on Form 10-KSB. The consolidated results of operations for the quarter and six month periods ended April 30, 1998 are not necessarily indicative of the results expected for the full year.

All historical share and per share data have been adjusted to reflect the 1:10 reverse split completed by the Company on 2/24/97.

             ALL AMERICAN FOOD GROUP, INC. & AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      NET LOSS PER COMMON SHARE

         Net loss per common share was determined by dividing net loss, as adjusted, by the weighted average number of common shares outstanding,. The net loss for each period ended April 30, 1998 was adjusted by the increase in the carrying amount of redeemable preferred stock.

(4)      CAPITAL TRANSACTIONS

         A. PREFERRED STOCK

         On March 30, 1998 the Company sold 10,000 shares of its Series G Preferred stock for total consideration of $100,000. The preferred stock is convertible into common stock at a 25% discount to the market price, and the Company is obligated to file a registration statement to register underlying shares. As of the date of this report none of these shares have been converted into common stock, and the registration statement has not been filed by the Company.

         On February 25, 1998 the Company issued 5,000 shares of its Series F Preferred stock in an exchange for $500,000 its outstanding Convertible Debentures, originally issued in September of 1998 for total consideration of $500,000. Conversion terms of the Series F Preferred stock are the same as the Debenture, and the Company is required to include the underlying shares in its registration statement filing.

         B. ISSUANCE OF COMMON STOCK

         On February 24 and March 6, 1998 the Company issued a total of 147,403 common shares upon the conversion of its Series D Preferred Stock.

         On March 18, 1998 the Company issued a total of 220,690 shares of its common stock in partial conversion of its $1.3 million issue of Convertible Debentures.

         On March 6, the Company issued 100,000 shares of common stock upon the exercise of warrants to purchase the stock at $.50, and 62,500 shares upon the exercise of warrants to purchase the stock at $.35. These transactions produced total consideration to the Company of $75,000.

         On April 2, 1998 the Company issued 93,000 shares to various vendors and employees of the Company as compensation for services rendered.

         On April 27, 1998 the Company issued a total of 249,333 registered shares and an additional 285,000 shares of Restricted stock, in connection with the hiring of a public relations firm rendering services to the Company under a consulting agreement relating to increasing the Company's visibility in the financial community.

(5)   SUBSEQUENT EVENTS

         A. On May 4, 1998 the holder of the Company's Series E Preferred Stock, originally issued on January 11, 1998, converted the preferred shares into 809,286 shares of common stock, which stock is to be included in the Company's registration statement.

         B. Between May 11, 1998 and June 3, 1998 the Company sold a total f $300,000 of its Convertible Debentures, of which $125,000 was immediately converted into 197,638 shares of common stock.

         C. On May 10, 1998, the Company entered into a letter of intent to acquire a twenty five store retail chain located in Dallas, Texas, one of which will be company owned. It is anticipated the total purchase price will approximate $2,800,000 and will consist of cash consideration of approximately $1,200,000, the assumption of approximately $200,000 of debt, and convertible preferred stock having a market value of approximately $900,000.

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


OVERVIEW


Results of Operations - Three Months Ended April 30, 1998 and 1997

         Revenues for the three months ended April 30, 1998 (the "1998 Quarter") were $931,647, an increase of $294,227, or 46%, from $637,420 for the three months ended April 30, 1997 (the "1997 Quarter"). This increase is attributable to an increase in store sales of 20% or $78,872 which reflects the inclusion of results of the St. Petersburg acquisition, and equipment and commissary sales of 136% or $252,397 of which bagel production accounted for $279,000 which reflects the increase in franchise stores in the Company. Revenue was offset by a decrease in franchising revenue of 47% or $37,042. The Company believes the decrease in initial non-recurring franchise fees is attributable in part to the recent decline in the Company's stock price which has adversely affected its ability to market franchises.

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

                          ALL AMERICAN FOOD GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


         Cost of sales increased by $287,438, or 67%, to $714,608 in the 1998 Quarter from $427,170 in the 1997 Quarter. Cost of sales as a percentage of store and product sales increased to 80% in the 1998 Quarter from 76% in the 1997 Quarter, reflecting an increase in raw material cost in Company-owned stores and in the Company's Lodi, New Jersey commissary and production facility. To the extent that future increases in the Company's total revenues are attributable to franchise fees, market development fees and franchise royalties, costs of sales can be expected to decrease as a percentage of revenues.

         Selling, general and administrative expenses decreased by $136,291, or 17%, to $678,673 in the 1998 Quarter from $814,964 in the 1997 Quarter. This decrease in both absolute dollars and as a percentage of revenues is attributable to the Company's cost cutting measures and increased efficiency.

         Depreciation and amortization decreased by $23,783, or 30%, to $56,139 in the 1998 Quarter from $79,922 in the 1997 Quarter, primarily as a consequence of the Company closing three stores and subsequent disposal of the equipment.

         Interest expense increased by $11,954, or 151%, to $19,865 in the 1998 Quarter from $7,911 in the 1997 Quarter. Interest expense increased as a result of the additional debt assumed in the acquisition of the assets of St. Pete's Bagels.

         The net loss decreased by $158,848, or 23%, to $533,699 in the 1998 Quarter from $692,547 in the 1997 Quarter as a result of the factors discussed above.

Results of Operations - Six Months Ended April 30, 1998 and 1997

         Revenues for the six months ended April 30, 1998 (the "1998 Interim Period") were $1,774,942, an increase of $298,919, or 20%, from $1,476,023 for the six months ended April 30, 1997 (the "1997 Interim Period "). This increase is attributable to (i) an increase in store sales of $349,197, or 48%, to $1,069,376 in the 1998 Interim Period from $720,179 in the 1997 Interim Period, as a result of the St. Pete's acquisition, (ii) an increase in commissary and product sales of $274,676, or 77% to $631,119 in the 1998 Interim Period from $356,443 in the 1997 Interim Period, as a consequence of a greater number of stores and a concomitant increase in the demand for product during the 1998 Interim Period, which were offset by (iii) a decrease in franchising activities of $324,954, or 14%, to $74,447 in the 1998 Interim Period from $399,401 in the 1997 Interim Period.

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

                          ALL AMERICAN FOOD GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

         Cost of sales increased by $531,873, or 62%, to $1,382,760 in the 1998 Interim Period from $850,887 in the 1997 Interim Period due to the increase in sales. To the extent that future increases in the Company's total revenues are attributable to franchise fees, market development fees and franchise royalties, costs of sales can be expected to decrease as a percentage of revenues.

         Selling, general and administrative expenses decreased by $261,252, or 16%, to $1,328,161 in the 1998 Interim Period from
$1,589,413 in the 1997 Interim Period. This decrease in both absolute dollars and as a percentage of revenues is attributable to The Company's cost -cutting measures.

         Depreciation and amortization increased by $13,634, or 9%, to $162,575 in the 1998 Interim Period from $148,941 in the 1997 Interim Period.

         Interest expense increased by $66,989, or 267%, to $85,241 in the 1998 Interim Period from $18,252 in the 1997 Interim Period. Interest expense increased as a result of the debt assumed in the acquisition of the St. Pete's Bagels.

         The net loss increased by $496,452, or 36%, to $1,865,405 in the 1998 Interim Period from $1,368,953 in the 1997 Interim Period. The first quarter loss accounts for 73% of the year to date loss indicating a positive trend to reduce losses. To date, the Company has operated at a loss as a result of the application of resources in excess of revenues to develop its operating infrastructure, including the support structure necessary to fulfill its obligations under its franchise agreements and the anticipation of additional franchise sales. Consequently, total revenues are not yet sufficient to support the Company's overhead. Management anticipates, that during the fiscal year ending October 31, 1998, the Company's revenues will increase due to additional franchise sales, increased royalty income from existing stores, increased equipment sales to new franchisees, increased sales in existing Company-owned stores and sales revenues from newly opened Company-owned stores. There can be no assurance, however as to whether, and to what extent, the Company will actually experience additional revenues from any of these sources. The Company's ability to operate profitably in the future is substantially dependent upon its ability to sell store and market development franchises and to open additional franchise stores.


Liquidity and Capital Resources

         Since the completion of its IPO in December of 1996, the Company has operated at a loss, and has continued to raise additional outside capital to fund its operations. Although the current rent is positive, and the company believes it will begin to operate profitably by the fourth fiscal quarter ending October 31, 1998, there can be no assurance that it will achieve that goal; moreover, even if the cash flow trend continues in a positive direction, there can be no assurance that the Company will be able to continue to raise the necessary capital required to fund its current losses, even at the reduced rate.

         The Company's revenues are not yet sufficient to support the Company's operating expenses. Cash used by operating activities for the six months ended April 30, 1998 was $1,294,314 compared to cash used by operating activities of $1,888,432 during the six months ended April 30, 1997.

                          ALL AMERICAN FOOD GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

         Additional funds will be required to support the Company's capital requirements during the period it continues to operate at a loss. Management is currently attempting to raise additional capital through financing or the sale of its common or preferred stock. There can be no assurance that the Company will be able to obtain financing or sell its common or preferred stock in sufficient amounts to meet its working capital requirements. Failure to obtain additional working capital in a timely manner or on acceptable terms is likely to have a material adverse effect on the Company, its financial position and prospects.

                                OTHER INFORMATION

         IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, PROSPECTIVE INVESTORS SHOULD CONSIDER THE FOLLOWING FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS.

         EXPANSION. As of April 30, 1997 there were 35 stores in operation, consisting of 7 Company-owned and 28 franchised stores. By the end of 1998, the Company contemplates having an additional 10 to 15 franchised stores in operation, and 95 to 100 franchised stores in operation by the end of 1999. There can be no assurance that the Company will be able to attract new franchisees to open all of the planned new stores, or that, if opened, such stores can operate profitably. The opening and success of the Company's owned and operated and franchised stores will depend on various factors, not all of which are in the control of the Company, including customer acceptance of the Company's concept in new markets, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permit and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company and its franchisees, the ability of the Company to successfully manage this anticipated expansion and to hire and train personnel, and general economic and business conditions. Furthermore, because of the Company's relatively small store base, an unsuccessful store could have a more significant adverse effect on the Company's results of operations than would be the case for a company with a larger store base.

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

         POSSIBLE ACQUISITIONS. The Company's growth strategy includes possible acquisitions of bagel stores. In this regard the company is actively pursuing a 25 store retail bagel chain located in Dallas, Texas one of which will be company owned for a total purchase price of approximately $2,800,000. Furthermore, the Company's ability to make acquisitions may depend upon its ability to obtain financing. There can be no assurance that the Company will be able to obtain financing on acceptable terms.

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


                      ALL AMERICAN FOOD GROUP, INC.

                         By:  /s/ Andrew Thorburn
                            -----------------------------------
                            Chairman of the Board of Directors,
                            Chief Executive Officer
                            (Principal Executive Officer)

                         By:  /s/ Robert J. Bagnell
                            -----------------------------------
                            Principal Financial and Accounting
                            Officer