Form 10QSB
period 1998-07-31
ALL AMERICAN FOOD GROUP INC
filed 1998-09-21
CIK 1013627

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

                                  JULY 31, 1998

                                       OR

 (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to


                         Commission file number 333-4490


                          ALL AMERICAN FOOD GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)


            New Jersey                                     22-3259558
----------------------------------                    --------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)



                  104 New Era Drive, South Plainfield, NJ 07080
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (908) 757-3022
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No


As of September 11, 1998 there were 9,649,500 shares of the Registrant's Common Stock outstanding.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES




                                      INDEX


                                                                        Page No.


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

        Consolidated Balance Sheet at July 31, 1998 and
               Consolidated Balance Sheet at October 31, 1997               3

        Consolidated Statement of Operations for the three and six
               months ended July 31, 1998 and 1997                          4

        Consolidated Statement of Cash Flows for the six
               months ended July 31, 1998 and 1997                          5

        Consolidated Statement of Stockholder's Equity for the six
               months ended July 31, 1998                                   6

        Notes to Consolidated Financial Statements                          7

Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  10

PART II - OTHER INFORMATION                                                15

SIGNATURES                                                                 16

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                                (Unaudited)
                                                                                 July 31,           October 31,
                                                                             ------------------   -----------------
                                                                                   1998                 1997
                                                                             ------------------   -----------------
                                         ASSETS

Current Assets:
  Cash                                                                                   $96,916            $326,603
  Accounts receivable, net of allowances for possible losses of $12,000                  449,019             284,645
    and $12,000 respectively
  Notes receivable, current portion                                                       75,384              20,441
  Notes receivable - officer                                                             129,000             127,000
  Inventories                                                                            109,770             133,810
  Prepaid expenses                                                                       820,001             918,775
                                                                              ------------------   -----------------
  Total Current Assets                                                                 1,680,090           1,811,274

Property, Plant and Equipment, at cost less accumulated depreciation
  and amortization of $704,721 and $377,765 respectively                               1,980,071           2,025,387
Intangible Assets, net of accumulated amortization of $702,840 and $583,096
  respectively                                                                         1,397,876           1,261,146
Security Deposits                                                                         74,998              90,028
Notes receivable - long-term                                                              24,890              55,099
                                                                              ------------------   -----------------

Total Assets                                                                          $5,157,925          $5,242,934
                                                                              ==================   =================

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Notes payable                                                                         $202,514             $80,693
  Accounts payable and accrued expenses                                                1,741,776           1,568,659
  Capitalized lease obligations - current maturities                                      62,622              62,710
  Loans from stockholders - current maturities                                                                 4,757
  Current maturities of long-term debt                                                   285,116              58,378
  Deferred franchising revenue, current portion                                                               33,505
                                                                              ------------------   -----------------
    Total Current Liabilities                                                          2,292,028           1,808,702

Capitalized Lease Obligations                                                                                 69,478
Loans from stockholders                                                                    3,336               1,398
Long-term debt                                                                             6,036             299,908
Convertible debentures                                                                   586,000           1,300,000
Deferred franchising revenue                                                              26,290              26,290
                                                                              ------------------   -----------------
   Total Liabilities                                                                   2,913,690           3,505,776
                                                                              ------------------   -----------------

Commitments and contingencies
Redeemable preferred stock, Series B, 60,000 shares issued and outstanding
  Redemption value of $300,000 at December 31, 1998                                      286,779             268,033
                                                                              ------------------   -----------------

Stockholders' Equity (Deficit):
  Non-redeemable convertible preferred stock, no par value, Series A, 190,000 shares authorized, 10,000 issued and outstanding, Series B, 180,000 shares authorized 60,000 shares issued and outstanding, Series C, 1,600,000 shares authorized 832,934 issued and outstanding, Series F, 5,000 shares authorized 5,000 and 0 shares issued and outstanding, respectively, Series
    G, 10,000 shares authorized, 10,000 and 0 issued and outstanding, respectively, Series H, 25,000 shares authorized, 20,000 and 0 issued and
    outstanding, respectively.                                                         1,353,726             322,470
  Common stock, no par value, 20,000,000 shares authorized,
    6,311,730 and 599,940 shares issued and outstanding respectively                  13,403,147          11,130,669
Accumulated deficit                                                                  (12,799,417)         (9,984,014)
                                                                              ------------------   -----------------
                                                                                       1,957,456           1,469,125
                                                                              ------------------   -----------------

Total Liabilities and Stockholders' Equity (Deficit)                                  $5,157,925          $5,242,934
                                                                              ==================   =================


The Accompanying Notes to Consolidated financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended          Nine Months Ended
                                                                      July 31,                    July 31,
                                                              -------------------------- ---------------------------
                                                                  1998          1997         1998          1997
                                                              -------------  ----------- -------------  ------------
Revenues:
   Store sales                                                    $486,164     $460,456    $1,555,540    $1,180,635
   Franchising revenue                                              33,627       33,159       108,074       432,560
   Equipment and product sales                                     123,452      124,808       839,117       481,251
                                                              -------------  ----------- -------------  ------------
                                                                   643,243      618,423     2,502,731     2,094,446
                                                              -------------  ----------- -------------  ------------


Operating expenses:
   Cost of Sales - equipment and product costs and
     store operations, exclusive of depreciation and               634,183      469,887     2,101,490     1,320,774
amortization
   Cost of Sales - franchising activities, exclusive of
     depreciation and amortization                                       0            0             0       190,473
   Selling, general and administrative expenses                    398,231    1,245,910     2,163,331     2,835,323
   Loss on disposal of equipment/discontinued operations            45,105       72,399       282,626        72,399
   Depreciation and amortization                                   122,319       92,145       284,894       241,086
   Settlement Costs - Employment Contracts                                            0                      47,010
   Non-recurring consultant expense                                333,750            0       333,750             0
                                                              -------------  ----------- -------------  ------------
                                                                 1,533,588    1,880,341     5,166,091     4,707,065
                                                              -------------  ----------- -------------  ------------

Operating loss                                                    (890,345)  (1,261,918)   (2,663,360)   (2,612,619)

Interest expense                                                    66,802      154,693       152,043       172,945
                                                              -------------  ----------- -------------  ------------

Net loss                                                         ($957,147) ($1,416,611)  ($2,815,403)  ($2,785,564)
                                                              =============  =========== =============  ============


Adjusted net loss for net loss per common share calculation:
Net loss                                                         ($957,147) ($1,416,611)  ($2,815,403)  ($2,785,564)
Increase in carrying amount of redeemable preferred stock           (6,148)     (10,392)      (18,744)      (42,373)
                                                              -------------  ----------- -------------  ------------
Net loss attributable to common stock                            ($963,295) ($1,427,003)  ($2,834,147)  ($2,827,937)
                                                              =============  =========== =============  ============


Shares outstanding:
   Weighted average number of common shares outstanding          3,946,625      355,439     3,051,192       309,140
Adjusted shares outstanding                                      3,946,625      355,439     3,051,192       309,140
                                                              =============  =========== =============  ============

Net loss per common share                                          ($0.24)      ($4.01)       ($0.93)       ($9.15)
                                                              =============  =========== =============  ============





The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                                   Nine Months Ended
                                                                                                        July 31,
                                                                                           -----------------------------------
                                                                                                1998               1997
                                                                                           ----------------   ----------------
Cash Flows from Operating Activities:
      Net loss                                                                                 ($2,815,403)       ($2,785,564)
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                              284,894            241,086
        Common stock issued for services                                                           333,750            221,261
        Loss on disposal of equipment                                                                    0             72,397
        Amortization of discount on issuance of convertible debentures                             (18,744)           109,825
        Decrease (increase) in:
           Accounts receivable                                                                    (164,374)          (217,570)
           Inventories                                                                              24,040            (53,208)
           Notes receivable                                                                        (26,734)           (97,000)
           Deferred interest and financing costs                                                         0            (84,922)
           Prepaid expenses                                                                         98,774            247,049
           Security deposits                                                                        15,030            (63,331)
        Increase (decrease) in:
           Accounts payable and accrued expenses                                                   173,117           (351,913)
           Deferred franchising revenue                                                            (33,505)           (72,500)
                                                                                           ----------------   ----------------
              Total adjustments                                                                    686,248            (48,826)
                                                                                           ----------------   ----------------
              Net cash (used in) operating activities                                           (2,129,155)        (2,834,390)
                                                                                           ----------------   ----------------


Cash Flows from Investing Activities:
      Capital expenditures                                                                        (566,233)          (227,129)
      Business acquired, net of cash received                                                     (453,943)           (62,349)
                                                                                           ----------------   ----------------
        Net cash (used in) investing activities                                                 (1,020,176)          (289,478)
                                                                                           ----------------   ----------------

Cash Flows from Financing Activities:
      Proceeds from issuance of common stock                                                     1,324,728          3,235,337
      Proceeds from issuance of preferred stock                                                  1,306,256
      Proceeds from issuance of convertible debentures                                             550,000            900,000
      Redemption of preferred stock                                                                      0           (343,029)
      Payments of notes payable                                                                   (121,821)          (194,899)
      Payments of capitalized lease obligations                                                    (69,566)           (69,005)
      Payments of loans from stockholders                                                           (2,819)           (13,047)
      Payments of current maturities of long-term debt                                             (67,134)           (17,407)
                                                                                           ----------------   ----------------
        Net cash provided by financing activities                                                2,919,644          3,497,950
                                                                                           ----------------   ----------------

Net increase in cash                                                                              (229,687)           374,082

Cash - beginning of period                                                                         326,603             84,302
                                                                                           ----------------   ----------------

Cash - end of period                                                                               $96,916           $458,384
                                                                                           ================   ================




The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 ALL AMERICAN FOOD GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JULY 31, 1998
                                   (Unuadited)




                                              Common Stock                Preferred Stock                 Accumulated
                                       ----------------------------  ---------------------------
                                          Shares         Amount         Shares        Amount         Deficit         Total
                                       -------------  -------------  -------------  ------------  --------------  -------------
Balance at October 31, 1997:                599,940    $11,130,669        902,934      $322,470     ($9,984,014)    $1,469,125
Common stock issuance for services          739,833        807,536                                                    $807,536
Conversion of convertible debentures
   to common stock                        2,701,599        499,000                                                    $499,000
Common stock issuance - acquisition
   of business                               29,594        295,942                                                     295,942
Conversion of preferred stock to common
   stock                                  2,078,264        595,000         (5,575)     (595,000)                        0
Preferred stock issuance                                                   40,575     1,645,000                     $1,645,000
Increase in carrying amount of redeemable
   preferred stock                            --                                        (18,744)                       (18,744)
Exercise of warrants to purchase common
  stock                                     162,500         75,000                                                     $75,000
Net Loss                                                                                             (2,815,403)    (2,815,403)
                                       -------------  -------------  -------------  ------------  -----------------------------

Balance at July 31, 1998                  6,311,730    $13,403,147        937,934    $1,353,726    ($12,799,417)    $1,957,456
                                       =============  =============  =============  ============  ==============  =============





The Accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                ALL AMERICAN FOOD GROUP, INC. & AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      GENERAL

         The Company was formed in September 1993 under the name Jutland Food Group, Inc., for the purpose of establishing a chain of franchised bagel stores. In October 1993, the Company acquired substantially all of the assets of Howberg Bakery Equipment Co., Inc., Bagels of New Milford, Inc. and Goldberg's Famous Bagels of Orangeburg, Inc. The assets acquired consisted of a bagel equipment business and two retail bagel stores. On September 29, 1994, the Company acquired all of the outstanding stock of four interrelated corporations all conducting business under the tradename "Sammy's New York Bagels," The acquisition consisted of three certified kosher retail bagel stores and a bagel production facility, all operating under rabbinical supervision. Effective October 31, 1995 the company changed its fiscal year to October 31st. The Company changed its name to All American Food Group, Inc. on October 24, 1995. Effective September 23, 1997 the Company acquired four operating stores, a bagel production facility, and 2 franchised stores operating under the name "St. Pete Bagel Company".

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


(2)      BASIS OF PRESENTATION

         The consolidated financial statements have been prepared by All American Food Group, Inc. (the "Company") and are unaudited. The financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore do not necessarily include all information and footnotes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (all of which were of a normal recurring nature) necessary to present fairly the Company's financial position, results of operations and cash flows as of July 31, 1998 and for all periods presented have been made. A description of the Company's accounting policies and other financial information is included in its October 31, 1997 audited financial statements filed on Form 10-KSB. The consolidated results of operations for the quarter and nine month periods ended July 31, 1998 are not necessarily indicative of the results expected for the full year.

All historical share and per share data have been adjusted to reflect the 1:10 reverse split completed by the Company on 2/24/97.

                ALL AMERICAN FOOD GROUP, INC. & AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      NET LOSS PER COMMON SHARE

         Net loss per common share was determined by dividing net loss, as adjusted, by the weighted average number of common shares outstanding,. The net loss for each period ended July 31, 1998 was adjusted by the increase in the carrying amount of redeemable preferred stock.

(4)      CAPITAL TRANSACTIONS

         A.  CONVERTIBLE SECURITIES

                  During the current fiscal quarter, the Company raised a total of $850,000 through the sale of its previously registered Convertible Debentures. These debentures earn interest at the rate of 6% annually, payable in the Company's common stock, and may be converted, at the option of the holder, into common stock at a price equal to 75% of the market price at the time of conversion.

                  In addition, on May 5, 1998, the Company sold 25,000 shares of its Series H Preferred Stock for total consideration of $250,000. The Preferred stock is also convertible into shares of the Company's common stock at 75% of the market price at the time of conversion.

         In completing the above transaction, The Company incurred commissions and selling expenses of $70,000, producing net proceeds of $1,030,000. The Company applied $325,000 of that amount towards the repurchase of a previously issued Debenture, and utilized the balance of the proceeds, totaling $705,000, as operating capital, including the payment of accrued accounts payable, and the funding of operating losses.

         B.  ISSUANCE OF COMMON STOCK

                  a)  Conversion of Convertible Securities

         During the fiscal quarter ending July 31, 1998, holders of the Company's convertible securities converted a total of $694,000 of principal amount of convertible debentures, and $20,000 of principal amount of preferred stock, into 3,203,816 and 272,108 shares of the Company's common stock respectively.

                   b)  Consultants

         On May 21, 1998 the Company issued a total of 445,000 shares of common stock to three separate consultants, all of whom where engaged for the purpose of assisting the Company in maintaining its NASDAQ listing.

 (5)     SUBSEQUENT EVENTS

         A. As of September 11, 1998, and subsequent to July 31, 1998, holders of the Company's 6% Convertible Debenture, converted an additional $168,900 principal amount of such debenture into an additional 4,230,158 shares of the Company's common stock.

         B. On July 10, 1998 the Company's preliminary contract for the purchase of Benny's Bagels expired with the Company unable to complete the transaction as agreed. The Company has remained in further discussions with Benny's and is currently attempting to complete the acquisition on a restructured basis.

         C. On August 21, 1998 the Board of Directors of the Company adopted provisions providing that, in the event of a change of control, certain officers would be entitled to severance pay equal to three times their annual salary.

                  The Board also adopted a bonus compensation plan providing that, in the event the Company's market capitalization exceeds $2,000,000, certain officers will receive additional compensation in the form of common stock, determined as a percentage of any increae in the Company's market capitalization above $2,000,000. (The market capitalization of the Company as of the date of this report is approximately $300,000).

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


OVERVIEW


Results of Operations - Three Months Ended July 31, 1998 and 1997

         Revenues for the three months ended July 31, 1998 (the "1998 Quarter") were $643,243 an increase of $24,820 or 4 %, from $618,423 for the three months ended July 31, 1997 (the "1997 Quarter"). This increase is attributable to an increase in store sales of 5.5 % or $ 25,708 which reflects the inclusion of results of the St. Petersburg acquisition.

         Future equipment and commissary sales will be dependent on the Company's franchising activities, and such sales will therefore increase or decrease in direct proportion to the Company's success in expanding its system of franchised stores.

         Franchising revenue has been adversely affected by the Company's overall financial difficulty which has made it difficult to attract new franchisees to the Company's franchising system.

                          ALL AMERICAN FOOD GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


         Cost of sales increased by $ 164,296, or 35%, to $ 634,183 in the 1998 Quarter from $469,887 in the 1997 Quarter, primarily due to inventory, accounts payable and accounts receivable adjustments of approximately $150,000. To the extent that future increases in the Company's total revenues are attributable to franchise fees, market development fees and franchise royalties, costs of sales can be expected to decrease as a percentage of revenues.

         Selling, general and administrative expenses decreased by $ 847,679, or 68%, to $398,231 in the 1998 Quarter from $1,245,910 in the 1997 Quarter. This decrease in both absolute dollars and as a percentage of revenues is attributable to the Company's cost cutting measures and increased efficiency, particularly with regards to the relocation of the Company's bagel manufacturing distribution facility.

         Depreciation and amortization increased by $ 30,174, or 33%, to $ 122,319 in the 1998 Quarter from $92,145 in the 1997 Quarter.

         Interest expense decreased by $ 87,891, or 57%, to $ 66,802 in the 1998 Quarter from $154,693 in the 1997 Quarter. Interest expense decreased as a result of the reduction debt from the acquisition of the assets of St. Pete's Bagels.

         The net loss decreased by $ 459,464, or 32%, to $ 957,147 in the 1998 Quarter from $1,416,611 in the 1997 Quarter as a result of the factors discussed above.


Results of Operations - Nine Months Ended July 31, 1998 and 1997

         Revenues for the nine months ended July 31, 1998 (the "1998 Interim Period") were $2,502,731 an increase of $ 408,285, or 19%, from $2,094,446 for the nine months ended July 31, 1997 (the "1997 Interim Period "). This increase is attributable to (i) an increase in store sales of $ 374,905, or 32%, to $ 1,555,540 in the 1998 Interim Period from $1,180,635 in the 1997 Interim Period, as a result of the St. Pete's acquisition, (ii) an increase in commissary and product sales of $ 357,866, or 74% to $ 839,117 in the 1998 Interim Period from $481,251 in the 1997 Interim Period, as a consequence of a greater number of stores and a concomitant increase in the demand for product during the 1998 Interim Period, which were offset by (iii) a decrease in franchising activities of $ 324,486, or 75%, to $ 108,074 in the 1998 Interim Period from $432,560 in the 1997 Interim Period.

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

                          ALL AMERICAN FOOD GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)




         Cost of sales increased by $ 780,716, or 5%, to $ 2,101,490 in the 1998 Interim Period from $1,511,247 in the 1997 Interim Period due to the increase in sales. To the extent that future increases in the Company's total revenues are attributable to franchise fees, market development fees and franchise royalties, costs of sales can be expected to decrease as a percentage of revenues.

         Selling, general and administrative expenses decreased by $ 671,992, or 24%, to $2,163,331 in the 1998 Interim Period from $2,835,323 in the 1997
Interim Period. This decrease in both absolute dollars and as a percentage of revenues is attributable to The Company's cost -cutting measures.

         Depreciation and amortization increased by $ 43,808 or 18%, to $ 284,894 in the 1998 Interim Period from $241,086 in the 1997 Interim Period.

         Interest expense decreased by $ 20,902, or 12%, to $ 152,403 in the 1998 Interim Period from $172,945 in the 1997 Interim Period. Interest expense decreased as a result of the debt reduction.

         The net loss increased by $ 29,839 or 1%, to $ 2,815,403 in the 1998 Interim Period from $2,785,564 in the 1997 Interim Period. The first quarter loss accounts for 48% of the year to date loss indicating a positive trend to reduce losses. To date, the Company has operated at a loss as a result of the application of resources in excess of revenues to develop its operating infrastructure, including the support structure necessary to fulfill its obligations under its franchise agreements and the anticipation of additional franchise sales. Consequently, total revenues are not yet sufficient to support the Company's overhead. Management anticipates, that during the fiscal year ending October 31, 1998, the Company's revenues will increase due to additional franchise sales, increased royalty income from existing stores, increased equipment sales to new franchisees, increased sales in existing Company-owned stores, sales revenues from newly opened Company-owned stores, and revenue from new revenue sources including the sale of the Company's gourmet soups. There can be no assurance, however as to whether, and to what extent, the Company will actually experience additional revenues from any of these sources. The Company's ability to operate profitably in the future is substantially dependent upon its ability to sell store and market development franchises, to open additional franchise stores, and successfully develop new avenues of revenue.

                          ALL AMERICAN FOOD GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)



Liquidity and Capital Resources

         Since the completion of its IPO in December of 1996, the Company has operated at a loss, and has continued to raise additional outside capital to fund its operations. Although the current trend is positive, and the company believes it will begin to operate profitably by the fourth fiscal quarter ending October 31, 1998, there can be no assurance that it will achieve that goal, moreover, even if the cash flow trend continues in a positive direction, there can be no assurance that the Company will be able to continue to raise the necessary capital required to fund its current losses, even at the reduced rate.

         The Company's revenues are not yet sufficient to support the Company's operating expenses. Cash flow used by operating activities for the nine months ended July 31, 1998 was $ 2,129,155 compared to cash used by operating activities of $2,834,392 during the nine months ended July 31, 1997.

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

         Additionally, since the Company's stock was delisted from the NASDAQ Small Cap Market on July 16, 1998, it has fallen to a price below $.05 per share, as a consequence of which the Company stock is subject to certain rules regarding penny stocks. These regulations substantially inhibit the liquidity of the Company's public securities and acts as a further barrier to the Company's efforts to raise additional capital.

         At this time, there can be no assumption that the Company can continue to operate in its present form, and if the Company is unable to raise additional capital it may be forced to liquidate some its assets under unfavorable terms.

                          ALL AMERICAN FOOD GROUP, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)



         IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, PROSPECTIVE INVESTORS SHOULD CONSIDER THE FOLLOWING FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS.

                  EXPANSION. As of July 31, 1998 there were 26 stores in operation, consisting of 7 Company-owned and 19 franchised stores. By the end of 1998, the Company contemplates having an additional 10 to 15 franchised stores in operation, and 95 to 100 franchised stores in operation by the end of 1998. There can be no assurance that the Company will be able to attract new franchisees to open all of the planned new stores, of that, if opened, such stores can operate profitably. The opening and success of the Company's owned and operated and franchised stores will depend on various factors, not all of which are in the control of the Company, including customer acceptance of the Company's concept in new markets, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permit and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company and its franchisees, the ability of the Company to successfully manage this anticipated expansion and to hire and train personnel, and general economic and business conditions. Furthermore, because of the Company's relatively small store base, an unsuccessful store could have a more significant adverse effect on the Company's results of operations than would be the case for a company with a larger store base.

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

         POSSIBLE ACQUISITIONS. The Company's growth strategy includes possible acquisitions of bagel stores. In this regard the company is actively pursuing a 25 store retail bagel chain located in Dallas, Texas one of which will be company owned for a total purchase price of approximately $2,900,000. Furthermore, the Company's ability to make acquisitions may depend upon its ability to obtain financing. There can be no assurance that the Company will be able to obtain financing on acceptable terms.

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

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits
                        Item 27 -- Financial Data Schedule

                  (b)  Reports on Form 8-K
                         None

                          ALL AMERICAN FOOD GROUP, INC.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18 th day of September 1998.



                          ALL AMERICAN FOOD GROUP, INC.


                                    By:  /s/ Andrew Thorburn
                                        ---------------------------------------
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                    By:  /s/ Robert J. Bagnell
                                        ---------------------------------------
                                           Principal Financial and Accounting
                                           Officer